Form 10-K
period 2010-12-31
POW! ENTERTAINMENT, INC.
filed 2011-03-28
CIK 1505892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ___________ to ___________.

Commission file number 000-52414

POW! ENTERTAINMENT, INC.
 (Exact name of registrant as specified in its charter)

Delaware	90-0139831
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

9440 Santa Monica Boulevard #620
Beverly Hills, CA 90210	310-275-9933
(Address of principal executive offices) (ZIP Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section12 (g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐      No ☒

As of June 30, 2010 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (computed by reference to the closing price of $0.30 per share as of the last business day of the most recently completed second fiscal quarter) was $5,415,313:

Number of common shares outstanding at December 31, 2010: 131,721,534

POW! Entertainment, Inc.
2010 Form 10-K Annual Report

FORWARD-LOOKING STATEMENTS
Some of the statements in the Form 10-K are forward-looking statements about what may happen in the future. Forward-looking statements include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans. The forward-looking statements in the Form 10-K are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events.  The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements.  We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You should review carefully all information, including the discussion of risk factors under Item 1A, along with the financial statements and the notes to the financial statements included in the  Form 10-K.  Any forward-looking statements in the Form 10-K are made only as of the date hereof and, except as may be required by law, we do not have any obligation to publicly update any forward-looking statements contained in this Form 10-K to reflect subsequent events or circumstances.

Item 1 Business

Our Corporate History

POW! Entertainment, Inc. (the “Company”) was formed as a Delaware corporation on August 17, 1998, under the name Megatek Legacy Systems, Inc., renamed Alta Pacific Minerals, Inc., in 1999, then Arturion Entertainment, Inc., in 2002, and finally POW! Entertainment, Inc. in 2004 in connection with the reorganization referred to below.  The Company’s wholly-owned subsidiary, POW! Entertainment, LLC (“POW LLC”), was formed in November 2001 as a limited liability company under the laws of the State of Delaware.  On May 5, 2004, POW LLC became a wholly owned subsidiary of Arturion Entertainment, Inc. and the former members of POW LLC received shares of Arturion Common Stock representing approximately 92% of the Common Stock outstanding and the Company’s name was changed to POW! Entertainment, Inc. The Company’s Common Stock is quoted on the OTCQB Market with the ticker symbol POWN.

The Company’s executive offices are at 9440 Santa Monica Boulevard, #620, Beverly Hills, California 90210.

General

Overview

The Company is a multimedia production and licensing company that creates and licenses animated and live-action fantasy and superhero entertainment content and merchandise, leveraging the creative output and branded image of Stan Lee.  Prior to his association with the Company, Mr. Lee’s co-creations include Spider-Man™1, The Incredible Hulk™1, X-Men™1, The Fantastic Four™1, Iron Man™1, Daredevil™1 , Silver Surfer™1 and Dr. Strange™1 as well as hundreds of others.  The Company does not receive any revenue in the form of royalties or otherwise from the foregoing creations. The Company develops originally created franchises for new media such as mobile, on-line, video games and for traditional entertainment media such as feature length films in both live action and animation, DVD, television programming, merchandising and related ancillary markets. All of the Company’s intellectual property, which may include characters and stories, are vertically integrated in that each property is developed into as many products as possible, to create a branded franchise to accelerate global identity from the synergy created across various media.

Currently, the Company is engaged in:

•	creating project concepts, primarily in the form of story treatments
•	identifying select partners willing to participate in, and/or finance, the development of the Company’s projects,
•	identifying talented and suitable writers to write scripts for the Company’s projects, and,
•	negotiating agreements for the production of the projects ( i.e ., the filming of a movie or television series, the creation of the video game, etc.).

1These are the registered trademarks and characters of Marvel Characters, Inc.

The Company’s revenue for the year ended December 31, 2010 and 2009 was $2,092,830 and $113,306, respectively.  The Company incurred net loss for the year ended December 31, 2010 and 2009 of $1,112,378 and $183,582, respectively.  Net loss for the year ended December 31, 2009 was offset by a one-time income of life insurance buyout proceeds of $820,512.

The Company’s Strategy

Leveraging Creative Output of Stan Lee and Outsourcing

The Company’s strategy is to leverage the creative output and branded image of Stan Lee and to outsource to, and work with, established production companies willing to finance and undertake the resource and labor intensive aspects of producing entertainment projects.

The Company plans to achieve its goals by licensing its creations to third party producers, or partnering with third parties, to produce the Company’s products (movies, television shows, video games, comic books, merchandising and other ancillary opportunities) or to finance such productions.  Due to the Company’s limited responsibility for any given project in this business model, the Company is able to create and manage a very large number of projects with a small staff and relatively low overhead costs and project expenses.  The Company expects that it will receive both up-front executive producer fees and back-end participation (revenues or profits from projects that are ultimately produced, are considered “back-end participations”).  Since most of the expense of these projects will be borne by the Company’s development partners, the Company believes that it can make some profit on projects that are ultimately produced, even if they are not considered to be commercially successful.  For example, a movie that makes little or no profit in theaters will generate revenues from executive producer fees and other fees and licensing.  The Company’s goal is to have a large number of projects produced, increasing the probability that a number of these projects will be commercially successful, resulting in on-going revenues from back-end participation.

Working with Established Partners

There are many people who create ideas for a large number of entertainment projects.  At any time, there are many of these projects which can be said to be “in development”.  The vast majority of these are never produced.  We believe that, with Stan Lee’s history of creating or co-creating successful entertainment “franchises” and his branded image, the Company will be able to partner with studios or production houses willing to finance and produce its projects.  To further enhance its business prospects, the Company on occasion teams up with well-known directors and writers who are interested in being involved in a particular project.

Several of our projects are in development with varying levels of participation by established writers, directors, producers or studios.  As part of this strategy, we offer key participants an equity interest in the project.  The Company believes that Stan Lee’s reputation is such that many successful actors, directors and producers will wish to work with the Company on its projects.

Projects in Development and Inventory

The Company’s strategy is put ideas from Stan Lee into a format where we can get various other parties (such as writers, directors, producers or studios) to agree to develop the project at such party’s expense.  The Company considers a project to be “in development” once we have done so and handed the project off to that other party.  At that point, the project has left the control of the Company and is in the purview of another person, namely the other party.  Since the Company does not control the process once it is in the hands of others it is unable to indicate with much, if any, certainty when that project will be produced or the cost that such other party may incur to produce it.  We currently have over 20 projects “in development.” A majority of projects “in development” are never produced, or are produced only after lengthy delays.

We believe that the odds are against the typical project “in development” being produced because there are a very large number of people who come up with ideas for movies, television shows, and other forms of entertainment, but only a limited number of entities with the financial and personnel resources required to produce and distribute these projects.  However, we believe that several factors improve the odds of the Company’s projects being produced and, if produced being successful.

•	First, Stan Lee’s track record of having co-created a large number of very successful characters and projects.

•
Second, our strategy includes affiliating with a variety of established writers, directors and producers where possible for our projects.  In most of these cases, these affiliates are writers not contractually bound in the early stages and have the right to back out of a project as it proceeds.  However, even where this happens, the initial involvement of an established affiliate may benefit the project by attracting studio interest and attracting other talent to the project.  Stan Lee’s reputation and track record have resulted in our having a great deal of success, to date, in attracting a number of well-known writers, directors and studios to participate in the Company’s various projects.

•
Third, Stan Lee’s natural inclination and focus are on superheroes, action characters and other characters that have potential to become “franchises” (i.e. that lend themselves to sequels, to licensing to other media, to merchandising and to other ancillary opportunities).  This may increase the interest of studios and the potential upside of any of our projects that are produced and that are successful.

An example of the Company’s business strategy is reflected in its recent partnering with other third parties to create branding for outside franchises, called co-branding.  During March 2010, the Company entered into an agreement with a third party to create characters for each of the 30 franchise teams of the National Hockey League.  During January 2011, the co-branding was completed and announced during the NHL All-Star Game.  The branding of the 30 franchises will appear in all forms of merchandising and ancillary markets, as well as all forms of media. The revenue to the Company, if any, related to this project is not expected to be realized until year 2012-2013.  However, the momentum of the Stan Lee Brand has been brought into the forefront of media attention, which the Company hopes will accelerate other projects we have “in development” with other partners.

Another example of the Company’s business strategy is several comic books published monthly in Japan and the United States in partnership with third parties.  These comic books generate royalties on a small scale, but the goal is to market and license the intellectual properties related to these comic book characters into branded franchises in other media forms i.e. full length feature films, television, video games, mobile applications and/or merchandising.  We also have entered into agreements with other comic book publishers to publish future comic books under the Stan Lee Comics brand, set to be published in the Fall of 2011.  The expected revenue to the Company, if any, related to these projects cannot be determined at this time.

In addition to the projects “in development”,  we have dozens of other concepts, in inventory, based on story ideas that Stan Lee has conceived and written, that are either ready for active promotion and development, or that will be ready with limited additional work.  Although the Company has yet to find a party willing and able to develop and promote these concepts, we expect to find such a party for many of these concepts in the future.

(See “Risk Factors- Developing projects into commercially successful programs may be difficult.”)

Transactions with Affiliates of The Walt Disney Company

Silver Creek Pictures, Inc. (“Silver Creek”), an affiliate of The Walt Disney Company (“Disney”), entered into an agreement with the Company in 2006 and subsequently amended (the “Silver Creek Agreement”) pursuant to which, among other things, the Company provides Silver Creek with a “first look” at all of the Company’s creative intellectual property and the right to acquire any such properties, in Silver Creek’s discretion under prescribed terms, and Silver Creek compensates the Company for all properties that are developed by Silver Creek into revenue producing works pursuant to complex terms, typical in the film and media industry.

The Silver Creek Agreement provides for Silver Creek to pay the Company overhead allowance amounts equal to $550,000 in 2009 and $700,000 in 2010 through 2014, and beginning in 2010, an additional $550,000 advance against certain future payments due from Silver Creek.  Silver Creek is entitled to recoup the $550,000 annual payments from proceeds of Company projects that Silver Creek produces.

In addition to the foregoing $1,250,000 in annual payments, Silver Creek has agreed to pay us $1,250,000 in annual consideration for our lending Stan Lee’s services to consult on the exploitation of the assets of Marvel Entertainment acquired by Disney in late 2009.  The monthly installments of the $1.25 million per year payments relating to Stan Lee’s consulting services cease in the event of, and from the time of, Stan Lee's inability to perform such services due to disability or other incapacitation.

In addition, any properties that Silver Creek rejects or accepts and subsequently abandons may be offered by the Company elsewhere subject to participation by Silver Creek.  Depending on the nature of the project so offered to a third party and the time when such project was originally offered to Silver Creek, Silver Creek is entitled to either up to $100,000 per project, or the assignment of 50% or 25% of the Company’s compensation from the third-party producer.

The Silver Creek Agreement, including all amendments, are exhibits to the Form 10 filed December 10, 2010 and the foregoing summary is subject to the actual terms provided therein.

The Company is currently developing two screenplays under the Silver Creek Agreement.  We also currently have an animated comic series developed with Silver Creek which has a mobile application and is distributed by iTunes.

At present, we believe that, in a typical deal for feature films, we would receive an executive producer fee ranging between $450,000 and $850,000 per feature film project produced, plus a share of potential “back-end” revenues or profits, as well as a share of licensing and merchandising revenues.  Although an amount in this range is payable to the Company by Silver Creek for any feature films produced, such amount would be subject to offsets to permit Silver Creek to recoup a portion of the advances and guaranteed payments that it is and has been paying the Company on a monthly basis.

Additionally, Catalyst Investments, LLC (“Catalyst”), another Disney affiliate, purchased on December 31, 2009 ten percent of the then-outstanding shares of common stock of the Company for $2,500,000 (the “Catalyst Investment”).

Planned Brand Creation and Anticipated Revenue Sources

The Company’s revenue model revolves around brand creation and management, and partnering with major live action and animation studios, distributors, and licensees to achieve effective development and distribution of branded properties at a relatively low cost to the Company. The model contemplates revenue and profit sharing arrangements with strategic partners who will fund all preliminary development and distribution for varying degrees of continued interests in the properties after recouping their original investments.

The main sources of revenues are expected to be:

•	theatrical and television distribution;
•	DVD and video distribution;
•	interactive games;
•	merchandising and licensing;
•	location based entertainment;
•	comic and graphic novel publishing; and
•	advertising and sponsorship.

Theatrical and Television Distribution

The development of traditional media franchises such as feature film, basic television and cable television, is a lucrative market for the exploitation of the Company’s properties.  The Company intends to develop properties into television and cable shows and feature films with the goal of creating “franchises” that will enable it to maximize merchandising and licensing opportunities.  All of the projects will have fees payable to the Company for both Stan Lee and Gill Champion acting as a producer or executive producer, as well as a participation fee.  We expect that, in the future, the amount of fees payable to the Company for projects that  are produced will vary based on the circumstances of each project, market conditions, and the Company’s and Stan Lee’s reputation based on successes or failures of our projects.  At present, we believe that, in a typical deal for feature films, it would receive an executive producer fee ranging between $450,000 and $850,000 per feature film project produced, plus a share of potential “back-end” revenues or profits, as well as a share of licensing and merchandising revenues.  Although, under the Silver Creek Agreement an amount in this range is payable to the Company by Silver Creek for any feature films produced, the amount is subject to offsets to permit Silver Creek to recoup a portion of the advances and guaranteed payments this it is and has been paying the Company on a monthly basis.

DVD and Video Distribution

The Company is in discussions and exploring opportunities with other major branded properties for the creation and development of animated personifications.  No funding is required from the Company for these projects. The Company will retain significant back-end participation once the studio has recouped its costs.

Interactive and Video Games

Along with the vertical integration of traditional media franchises, significant revenue can be generated from the video game markets.  We believe that consumer demand for new and original properties will fuel the market for distribution of both stand-alone retail and multi-player on-line interactive games and will provide a viable platform for the Company’s created characters.

Merchandising and Licensing

The Company plans to engage in the worldwide exploitation of its brands by pursuing advances and ongoing royalties from licensing Stan Lee brands. The Company intends to license its brands to apparel manufacturers, toy manufacturers, video game creators and third party publishers, among others.

Location Based Entertainment

The Company plans to further exploit its brands by licensing them to theme park operators around the world for the development of concept rides and simulation attractions. These licensing arrangements provide royalty and merchandising revenues as well as a high profile exploitation opportunity.

Comic and Graphic Novel Publishing

Stan Lee is a recognized figure in the comic-book publishing industry, and print publication of his creations is a natural extension of these media brands. The Company plans to leverage off Stan Lee’s structure and license character creations to third parties engaged in the publishing of both comic books and graphic novels.

Advertising and Sponsorship

The Company plans to establish co-branding ventures in order to add entertainment value to already strong trademarks.

Intellectual Property

The Company’s primary assets are the intellectual property created by Stan Lee, including our ownership of Stan Lee’s name, likeness, brand and signature slogans, “Stan Lee Presents”, “Excelsior”, and “Stan’s Soap Box” by assignment from Stan Lee, as well as all new properties being developed by the Company.  The Company holds the registered trademarks “Stan Lee Presents” and “Excelsior” in the United States, and it believes it holds common law trademarks in the United States to “Stan Lee” and “Stan’s Soapbox”, among others.  ( See “Revenue Producing Agreements” and “Projects in Development” above).

The Animated and Live-Action Fantasy Entertainment Industry

The animated and live-action fantasy entertainment industry continues to enjoy high growth, with animated and live-action fantasy and superhero characters being exploited through network and cable television and movies to greater extents than ever before.  Stan Lee has always excelled at, and is famous for, this genre of entertainment.  The lucrative potential of entertainment media in this genre is now more apparent than ever after the commercial success of full-length, motion pictures, featuring Spider-Man, X-Men and Iron Man and their sequels. However, there can be no guarantee that any of the Stan Lee’s projects for the Company will be produced at all or, if so produced will be a commercial success like Spider Man, X-Men and Iron Man.

Competition

The entertainment industry is highly competitive, with many companies vying for market share in specific industry segments.  The Company has a broad array of competitors in creating and exploiting entertainment properties.  Many of our competitors are very large companies such as Disney, and Time Warner, Inc., with vastly greater resources than the Company.  On the other end of the spectrum, we also compete with individuals or small companies with ideas for entertainment projects.  On the other hand, many of the large entertainment companies that have financing and distribution capabilities and production facilities constantly seek creative content to license and exploit.  These entities may also be the Company’s partners for collaboration on various projects.  While this approach allows us to utilize the resources of these large companies, it makes us vulnerable to problems or business decisions at these companies that may cause them to delay or terminate production of various Company projects without our consent or control.

 Competitors of ours that are or may be our customers or partners on various projects include:

•
Disney, which is a major force in the creation and exploitation of properties and has exceptional distribution capabilities in traditional media and licensing.  Disney also owns Marvel, which is one of the major comic book publishers in the world. Marvel has a library of superhero characters, the most famous of which were created or co-created by Stan Lee, that have formed the basis of many traditional media properties. Among these are Spider-Man™, the X-Men™, Iron-Man™, the Incredible Hulk™, and Daredevil™.

•	Time Warner, Inc, which is not only a leading authority in film and television, but also owns DC Comics, a major competitor of Marvel.

Competitive Challenges and Advantages

The key to our ability to compete in the entertainment industry is our ability to create and leverage brands with global appeal both to the companies that decide to produce our projects and to the ultimate consumer.  Also important is our ability to maintain and enhance the industry perception that Stan Lee continues to create commercially successful projects. As a recognized figure in the comic book industry, Stan Lee created or co-created franchises for Marvel Comics that has sold millions of comic books.  In addition, these franchises have enjoyed decades of derivative exposure in the form of merchandising, licensing, animated and live action television, and motion pictures.  The Company now owns the Stan Lee name and brand, signature slogans, and the new properties developed and being developed by Stan Lee for the Company.

Additional advantages lie in the production, distribution, and licensing partners that the Company has and continues to engage, the Hollywood talent that wants to collaborate with Stan Lee in creating animated and live action properties, and Stan Lee’s ability to attract the best writers and artists to assist in the development of his original creations.

As noted above, the Company believes that its ability to operate very cost efficiently by partnering with major production, distribution, development and licensing companies for revenue participation is also a major advantage.

See “Risk Factors – Stan Lee’s creative output is important to our business plan”

Employees

The Company had 11 employees as of March 1, 2011.  We may engage independent consultants in the future as needed to assist in the execution of our strategy.

Item 1A. Risk Factors

Risks relating to Our Business

We rely on one major partner. We are reliant on the Silver Creek Agreement for the majority of our working capital. (See Transactions with Affiliates of the Walt Disney Company above).  Relying on the extended term and the increased payments to be made by Silver Creek on a monthly basis, the Company eliminated the requirement that its key employees defer substantial portions of their salaries.  Prior to the end of 2009, the Company had for some years financed its operations through carefully managing its expenses, obtaining loans from its principals and reaching agreements with its employees to work for reduced salaries, or to defer substantial portions of their salaries.  By the end of 2009, such loans from key employees totaled $818,430 and deferred salaries had totaled $3,047,217.  During 2010, as a result of the Catalyst Investment, we were able to repay the loans from our principals dating back to 2003 and $719,300 of the accrued deferred compensation to key employees for their past service (leaving deferred salary payables of approximately $2,277,917).  If the amount of payments under the Silver Creek Agreement is scaled back due to our loss of Stan Lee’s services or Silver Creek fails to pay us pursuant to the terms of the Silver Creek Agreement, we may not generate sufficient revenues in the future, we may not be able to implement our business plan and may need to scale back operations.

Our future revenues are unpredictable.  As a result of the competitive nature of the markets in which the Company competes, the unpredictability of revenue flow in the entertainment industry in general, and in the particular sector of the entertainment business that the Company intends to pursue, the Company is unable to accurately forecast its revenues.  The Company’s strategy, to engage, or partner with, third parties to implement the line production and provide the production costs of products based on the Company’s concepts, means that the timing, and quality of the productions, and our resulting revenue have been and will continue to be affected by decisions and actions of third parties and therefore, to some extent, will be out of the Company’s control.

Fluctuations in operating results. The Company is likely to experience significant fluctuations in its future quarterly and annual operating results due to a variety of factors, many of which are outside the Company's control. Factors that may adversely affect the Company's operating results include:

•	the Company's ability to accurately predict consumer demands and to maintain consumer satisfaction with the Company's productions;

•	the ability of entities that produce the Company’s projects to complete productions on time and on budget;

•	delays in revenue recognition at the end of a fiscal period as a result of logistical problems;

•	the impact of governmental regulations; and

•	general economic conditions.

Developing projects into commercially successful programs may be difficult.   Although the Company has a number of projects in development, the term “in development” in the entertainment industry embraces a wide variety of activities, including writing a script and identifying and negotiating with potential actors, directors and/or producers willing to participate in the project. At any given time, there are hundreds of projects in development by various parties, the majority of which may never be produced or may be produced only after lengthy delays.  Although a project in development may not be produced at the time that it is originally proposed, it may succeed in attracting sufficient interest in subsequent years when conditions change.  Failure to produce successful projects will have a material adverse effect on our reputation and business prospects and condition.

Stan Lee’s creative output is important to our business plan.   Although the Company has an inventory of Stan Lee’s treatments and holds the right and title to the Stan Lee brand by assignment from Stan Lee, the Company’s success is still based on the future creative output and marketing presence of Stan Lee, who is 88 years old.  The Company has a number of projects based on Stan Lee’s creations in development at present and its goal is to develop a sufficient number of these projects in order to produce an ongoing revenue stream well after the time that Stan Lee remains active to alleviate this risk.  The Company also intends to hire a number of writers to supplement and complement Stan Lee’s output.  However, no assurances can be given that these plans will be successful.  Additionally, the Silver Creek Agreement (see Working with Established Partners above), provides that the Company’s annual payment from Silver Creek will be reduced from $2.5 million to $1.25 million per year upon Stan Lee‘s disability.

We depend on our management; loss of key management may be detrimental to the Company.   The Company's success is dependent to a large degree on the services and presence of Stan Lee, its Chairman and Chief Creative Officer, and Gill Champion, its Chief Executive Officer. The loss of either officer could have a material adverse effect on the Company's business or results of operations.  The Company has an employment agreement with each of them that limits their right to compete with the Company.  Stan Lee has a lifetime employment agreement with Marvel Comics, which currently requires Stan Lee to devote 10-15 hours per week to Marvel matters, and in return for which Stan Lee currently receives an annual salary of $1,000,000.  As a result, Stan Lee is unable to devote his full time and attention to the Company’s business.  Currently we do not hold key-man insurance for Stan Lee. The Company does currently hold key-man policy for Gill Champion with a death benefit of approximately $5 million. However, this policy is scheduled to expire on May 22, 2011 and the Company has not determined whether to renew it.

Our success also depends in large part on our ability to attract and retain highly skilled executive, technical, managerial, sales and marketing personnel and writing talent.  If we lose the services of Stan Lee, Gill Champion or other personnel, we may not have the resources to implement our business plan, and may not be able to replace any of these personnel with similarly experienced individuals.  Competition is intense for skilled and talented personnel in the entertainment industry, and it may be difficult to attract or retain qualified key employees. Without strong management and talented employees, business growth will be hindered and we are likely to experience a material adverse effect on our business results and future prospects.

Our intellectual property rights may be violated or subject to litigation.   We believe that the creative output of Stan Lee on which our content and products are based is proprietary and is our intellectual property.  We believe we have ownership rights to Stan Lee’s name and likeness by assignment from Stan Lee and have a common law trademark in the “Stan Lee” name.  We have not, however, registered the name “Stan Lee” as a trademark in any jurisdiction.  Our ability to develop our business and compete effectively depends to a significant extent on our ability to protect our intellectual property. We will rely primarily upon confidentiality procedures, trade secrets, and copyright, trademark and trade name laws to protect our intellectual property rights. We will generally control access to our content, technology and other proprietary information.  Despite these precautions, however, it may be possible for competitors to copy all or part of our ideas or to obtain information that we regard as proprietary.  Misappropriation of our content or development by our competitors of content that are substantially equivalent or superior to our ideas would have a material adverse effect on our operations and financial condition.  In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect trade secrets, or to determine the validity and scope of the proprietary rights of others.  Such litigation could result in substantial costs and diversion of our financial and personnel resources.  Additionally, we may not have adequate financial resources to effectively police our intellectual property or to institute and sustain legal action against infringers.  As a result, the integrity and value of our intellectual property could erode having a material adverse effect on our business, financial condition and results of operations.

We may become subject to infringement claims.   One of the risks of the entertainment business is the possibility of claims that the Company’s ideas infringe the intellectual property rights of third parties with respect to previously developed films, stories, characters or other creative content.  The Company has in the past and may in the future receive notice of claims of infringement of other parties' proprietary rights.  Irrespective of the merits of such claims, the Company would be forced to incur significant costs and diversion of resources to defend those claims which could have a material adverse effect on our business, financial condition or results of operations. If any claims or actions are asserted against us, we may seek to obtain a license under a third party's intellectual property rights to settle the matter.  The Company cannot provide any assurances, however, that under such circumstances a license would be available on reasonable terms if at all.  If a license is not available to us in these circumstances, we may be precluded from exploiting the intellectual property forcing us to cancel projects at a substantial expense and causing us to incur significant monetary damages.

The Company not being listed on a Securities Exchange may make it difficult for the Company to Obtain Future Financing.  The absence of the Company’s listing on a Securities Exchange may make it more difficult to obtain future equity financing because many investors are unwilling or unable to invest in companies not so listed.

Risks Relating to Our Securities.

The Company’s Securities are quoted on the OTCQB which leads to lack of liquidity, volatility and other problems.  The Company's Common Stock is quoted on the OTCQB under the symbol POWN.  The quoted price of the Company’s Common Stock has ranged from approximately $0.82 to $0.10 during the year and daily volume has ranged from 100 shares to approximately 700,000 shares.  No assurance can be given that an active trading market in the Company's securities will be sustained. Various factors, such as the Company's operating results, changes in laws, rules or regulations, general market fluctuations, changes in financial estimates and other factors may have a significant impact on the market price of the Company's securities. The market price for the securities of public companies often experience wide fluctuations, which are not necessarily related to the operating performance of such public companies.  For companies traded in the OTCQB, it is more difficult to obtain accurate quotes and obtain coverage for significant news events to promote and gain exposure for companies. This may cause difficulty in conducting trades.

Penny stock regulations may impose certain restrictions and limitations on the marketability of our securities. The Securities and Exchange Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our Common Stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our securities, may limit the number of broker-dealers willing to sell our securities, and may affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities.

We have no history of paying dividends. We have never paid cash dividends on our Common Stock and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We plan to retain any future earnings to finance growth.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of the Company’s stockholders may be eligible to sell all or some of their shares of Common Stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, a non-affiliate stockholder who has satisfied a six-month holding period may, under certain circumstances, sell its shares, without limitation. Any substantial sale of the Company’s Common Stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of the Common Stock.

The Company may be unable to remain in compliance with the reporting requirements of the Exchange Act.

There can be no assurance that the Company will have the funding and personnel resources to comply with the Exchange Act periodic reporting requirements to prepare and file current, quarterly and annual reports on a timely basis or at all. Failure of the Company to maintain its reporting requirements once it has become a reporting company could have a materially adverse effect on the liquidity of the market for the Company’s Common Stock and the ability for an investor to sell the Common Stock.

The Company’s stock price may be volatile.

We expect that the market price of the Company’s Common Stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond its control, including:
•	the loss of Stan Lee’s services;

•	additions or departures of other key personnel;

•	sales of the Company’s Common Stock and securities exercisable or convertible into Common Stock;

•	the Company’s ability to implement its business plan;

•	operating results below expectations;

•	loss of any strategic relationship;

•	industry developments;

•	economic and other external factors; and

•	period-to-period fluctuations in the Company’s financial results.

Because the Company has a limited operating history, you may consider any one of these factors to be material.
In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of the Company’s Common Stock.

The Company has a concentration of stock ownership and control, which may have the effect of delaying, preventing, or deterring a change of control.

The Company’s Common Stock ownership is highly concentrated.  The current officers and directors of the Company, including Stan Lee, Gill Champion, and Arthur Lieberman, and their respective affiliates, beneficially own an aggregate of 65.48%, of the Company’s total outstanding common stock.  (See Item 12. Security Ownership of Certain Beneficial Owners and Management)  As a result of the concentrated ownership of the Company’s stock, a relatively small number of shareholders, acting together, will be able to control all matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions.  This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company.  It may affect the market price of the Company’s Common Stock.

Our corporate charter eliminates personal liability of our directors, officers, employees and agents.

As permitted by the Delaware General Corporation Law, our Certificate of Incorporation eliminates the personal liability of the directors, officers, employees and agents to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain circumstances.  Accordingly, except in such circumstances, stockholders will have limited rights to recover money damages from our directors, officers, employees and agents for breach of such duty.

Item 1B—Unresolved Staff Comments
N/A

Item 2 – Properties

We lease 2,034 square feet of office space for our corporate office located at 9440 Santa Monica Boulevard, Beverly Hills, California pursuant to a lease which expired on January 30, 2011. During February 2011, the lease was extended for a five year term expiring on June 30, 2016 with 6.5 months of rent abatement.  The minimum rents totals approximately $95,000 per annum.

We also lease a corporate apartment located at 348 Hauser, Los Angeles pursuant to a lease which expired February 28, 2011.  During February 2011, the lease was extended for another one year term.

Item 3—Legal Proceedings

From time to time the Company may become involved in various legal proceedings in the normal conduct of its business.

Stan Lee Media, Inc. and Related Litigation

Stan Lee Media, Inc. (“SLM”) was a publicly-traded entity listed on the NASDAQ during 1999.  SLM operated as a typical dot com company during the dot com bubble, in that it created and developed new properties and franchises for the internet, in this case under the Stan Lee signature, but without any sustainable revenue source other than new debt or equity financings.  While Stan Lee was the Chairman of the Board of Directors and Chief Creative Officer of SLM and Gill Champion was the Chief Operating Officer of SLM, the President and Chief Executive Officer of SLM was a party who is unrelated to the Company. Stan Lee terminated his employment agreement with SLM in January 2001 because, among other reasons, SLM had ceased paying him thereunder.

SLM ceased operating and filed for bankruptcy protection in July 2001. SLM does not have any working relationship, association or dealings with the Company, other than the Company having acquired the right to distribute some of SLM’s intellectual property, subject to an agreement to pay SLM a royalty out of any revenues received from such intellectual property.  This SLM intellectual property has only produced about $2,000 of revenues over 5 years, and the Company does not consider it material to its Company’s business.  SLM’s bankruptcy petition was eventually dismissed as a result of SLM’s failure to pay required court fees and its corporate charter was revoked by its state of incorporation, Colorado, for failure to pay franchise taxes.

During 2006, the Company learned that certain individuals, purporting to be acting on behalf of SLM, were claiming that SLM owned various intellectual properties, including the SLM intellectual property which SLM had assigned to the Company.  To prevent confusion, in January 2007, the Company, along with QED Productions LLC, a subsidiary of the Company (“QED”), and Stan Lee filed a lawsuit in the United States District Court for the Central District of California entitled QED Productions LLC, et al v. Nesfield, et al (the “QED Suit”) .  This suit was filed against three individuals who purported to be acting on behalf of SLM, alleging claims for copyright infringement, violation of the Lanham Act, cyber squatting, interference with contractual relations and prospective business advantage, unfair business practices and seeking a declaration regarding certain rights to intellectual property.  After denying motions for summary judgment by both parties, in January 2009, the court stayed this action pending resolution of a suit in the state courts of Colorado, regarding the disputed election of a board of directors of SLM, which could determine whether the defendants legally represent SLM.

This Colorado action, captioned P.F.P. Family Holdings v. Stan Lee Media Inc.(the “PFP Suit”) has recently been resolved with the determination that the individuals claiming to be the directors of SLM were validly elected. Since the PFP Suit has been resolved the parties may now proceed with the QED Suit.

On July 9, 2007, SLM filed a lawsuit in the United States District Court for the Central District of California against Stan Lee, QED and the Company entitled Stan Lee Media, Inc. v. Lee, et al. (the “SLM Suit”).   In this suit, SLM sought declaratory relief and asserted claims for misappropriation of corporate opportunity, breach of contract, civil conspiracy, an accounting for profit, violation of the Lanham Act, copyright infringement, cyber squatting, and unfair business practices naming various defendants, including the Company.  Specifically, SLM petitioned the court for an order declaring that SLM is the rightful owner of certain intellectual property and, as such, is the only entity that can use and benefit from such property.  As in the QED Suit, the court stayed the case pending the outcome of the PFP Suit. As indicated above, the PFP Suit has been resolved, so on February 14, 2011, plaintiff filed an amended consolidated complaint seeking substantially the same relief sought in the initial complaint described above and the complaints filed and dismissed in New York as described below. On March 15, 2011, the Company filed a motion to dismiss the newest complaint on the grounds that the claims are barred by res judicata and statutes of limitation, among other grounds, based in part on the New York decisions described below. The plaintiff has until April 4, 2011 in which to file a response to the motion. The Company will then have until April 14, 2011 to file a reply.The Company believes that the claims are meritless.

In 2009 a $750,000,000 lawsuit was filed on behalf of SLM against Marvel Entertainment, the Company and other defendants in an action entitled Abadin v. Marvel Entertainment, Inc., et al. , in the U.S. District Court, Southern District of New York (the “Abadin Suit”), claiming, among other things, that SLM owned various intellectual property including the intellectual property at issue in the QED Suit and the SLM Suit, and including all the Marvel characters and the Marvel name.  The various causes of action alleged by plaintiffs in this case were all dismissed pursuant to an Order of the Court filed on March 31, 2010. The Abadin Court noted first that “the heart of the alleged wrongdoing is the transfer to Marvel by Stan Lee of what Stan Lee had previously conveyed to and thus belonged to SLMI.  That occurred in 1998 but Abadin and his co-plaintiff did not acquire their SLMI shares until 1999, more than a year after the purported illegal conduct. . . . [A]ccordingly they lack . . . standing.”  The Court then noted that the Plaintiffs were included in a prior class action that was settled.  Therefore the Court found that “Plaintiffs’ claims against Lee and Lieberman . . . are barred under . . . the Settlement”.  The Court then noted that with regard to Plaintiffs’ Count I, a copyright claim, that “California law limits personal service contracts to 7 years. . . . . Lee’s obligations were statutorily terminated in 2005.”  With respect to Plaintiffs’ Count II, Lanham Act Claims against Lee and Marvel, the Court held that “The pleading of Lanham Act violation is inadequate” and that any claim would be time barred since any alleged violation would have “occurred no later than October or November, 1998” and that “The Statute of Limitation is six years”. As to Plaintiffs’ Count III, Breach of Contract, the Court held “There is absolutely no doubt that Lee terminated the 1998 agreement in writing in 2001.  The statute of limitations began running at that time.  It is now expired”.  As to Plaintiffs’ Count IV, Tortious Interference with Contract, the Court held that “Plaintiffs’ claims . . . are insufficient.” The Court also held that “the three year statute of limitations . . . expired in 2001.” The Court fount Plaintiffs’ Count V, Breach of Fiduciary Duty to be “redundant to Plaintiffs other claims” which he had dismissed; that the “statute of limitations . . . is 3 years” which had passed; and that this count was “internally inconsistent with other allegations”.  The Court found that as to Plaintiffs Count VI, Aiding and Abetting Breach of Fiduciary Duty, “with respect to Lee, . . . there is not a sufficient plausible allegation” and that with regard Lieberman “He owed no fiduciary duty to SLMI”.  And with respect to Plaintiff’s last Counts, Count VII and VIII, Constructive Trust and Accounting, that these are “remedies for wrongs; and not wrongs themselves.  Since Counts I-VI are dismissed, there is no basis for [such relief].  Further, substantially all of the alleged wrongs are barred by the statute of limitations.”  SLM filed an appeal of the dismissal of its case, but failed to perfect its appeal, and SLM’s appeal was dismissed.  Therefore, the dismissal of SLM’s case is now final and binding.

SLM sought to re-file almost identical claims to intellectual property created or co-created by Stan Lee in another federal action in New York on July 26, 2010. On February 4, 2011, U. S. District Judge Robert W. Sweet of the Southern District of New York denied SLM’s application to file its proposed complaint.  Among numerous other reasons for denying  SLM’s complaint, the court held that SLM’s “proposed Amended Complaint is barred” because SLM claims had already dismissed based on the statute of limitations and other grounds, and that determination barred SLM from asserting the same claims in another action.

Item 4 – [Removed and Reserved]

PART II

Item 5.  Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

Our shares of Common Stock are quoted on the OTCQB under the trading symbol “POWN”.

The following table sets forth the high and low bid price for our Common Stock during 2010 and 2009. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
2009
Quarter Ended March 31, 2009	$0.10	$0.06
Quarter Ended June 30, 2009	$0.10	$0.06
Quarter Ended September 31, 2009	$0.11	$0.05
Quarter Ended December 31, 2009	$0.08	$0.04
2010
Quarter Ended March 31, 2010	$0.70	$0.10
Quarter Ended June 30, 2010	$0.82	$0.31
Quarter Ended September 30, 2010	$0.37	$0.10
Quarter Ended December 31, 2010	$0.36	$0.23

On March 1, 2011 the closing sale price of our common stock was $0.25.

Holders

As of March 1, 2011 there were 69 registered holders of our Common Stock.  We believe that there are also a significant number of beneficial owners of our common stock whose shares are held in “street name.”

Shares Eligible for Future Sale

A majority of the Company’s shares of common stock are restricted and not currently freely tradable except as permitted under Rule 144.  Rule 144 will not permit the public sale of such restricted shares until December 10, 2011 and only to the extent that we remain current in our filings under the 1934 Act.  At that point, a non-affiliate may sell his restricted shares of common stock without any restrictions. As of March 1, 2011, there were no shares of the Company’s common stock which could be sold in reliance on the safe harbor contained in Rule 144. Commencing after December 10, 2011, approximately 94 million shares of restricted common stock would be eligible for resale subject to the following limitations: an officer, director or other person in control of the Company may  sell at such time with the following restrictions: (i) certain manner of sale provisions, (ii) Filing of Form 144; and (iii) volume limitations limiting the sale of shares within any three-month period to a number that does not exceed 1% of the total number of outstanding shares.  A person who has ceased to be an affiliate at least three months immediately preceding the sale and who has owned such shares of common stock at least one year is entitled to sell the shares under Rule 144 without regard to any of the limitations described in the preceding sentence.

Dividend Policy

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future.  Our Board of Directors will determine our future dividend policy on the basis of many facts, including results of operations, capital requirements, and general business conditions.

Transfer Agent and Registrar

The transfer agent for the Common Stock is StockTrans, a division of Broadridge Investor Communication Solutions, Inc., whose address is 44 W. Lancaster Ave., Ardmore PA 19003.

Item 6 – Selected Financial Data

This item is not required to be completed by smaller reporting companies.  Our consolidated financial statements appear elsewhere in this report in Item 8. – “Financial Statements and Supplementary Data.”

Item 7 –Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying financial statements and notes to help provide an understanding of the Company’s financial condition, cash flows and results of operations. MD&A is organized as follows:

•	Plan of Operation. This section provides a brief description of the Company’s plan of operation for fiscal year 2011 and 2012.

•	Overview. This section provides a general description of our corporate structure and what the management will focus on in 2011 and 2012.

•	Cash requirements. This section provides a discussion of how long the Company can satisfy its cash requirements and the need, if any, to raise additional funds in 2011 and 2012.

•	Research and Development. This section discusses the research and development activities of the Company.

•	Equipment. This section looks at whether there will be any major equipment purchases in 2011 and 2012.

•	Change in Employees. This section discusses whether there will be any significant change in the number of employees.

•	Results of Operations. This section provides an analysis of Company’s results of operations for the two years ended December 31, 2010 and 2009, respectively.

Liquidity and Capital Resources. This section provides an analysis of the Company’s cash flows for the years ended December 31, 2010 and 2009, respectively, as well as a discussion of the Company’s outstanding commitments that existed as of December 31, 2010.  Included in the analysis is a discussion of the amount of financial capacity available to fund the Company’s future commitments, as well as a discussion of other financing arrangements in 2011 and 2012.

Sources of Revenue. This section examines expected sources of revenues.

Recent Transactions. This section discusses recent transactions of the Company .

Off-Balance Sheet Arrangements. This section discloses any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition.

Critical Accounting Policies and Estimates. This section discusses the estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Plan of Operation

Overview

The Company is a multimedia production and licensing company that creates and licenses animated and live-action fantasy and superhero entertainment content and merchandise, leveraging the creative output and branded image of Stan Lee.  The Company develops originally created franchises for new media such as mobile, on-line, and videogames, where content is currently in high demand, and for traditional entertainment media such as feature length films in both live action and animation, DVD, television programming, merchandising and related ancillary markets. All of the Company’s intellectual property, which may include characters and stories, is vertically integrated in that each property is developed into as many products as possible, to create a branded franchise to accelerate global identity from the synergy created across various media.

During fiscal year 2011 and 2012, the Company plans to focus on

•	creating project concepts, primarily in the form of story treatments,
•	identifying select partners willing to participate in, and/or finance, the development of the Company’s projects,
•	identifying talented and suitable writers to write scripts for the Company’s projects, and
•	negotiating agreements, where appropriate, for the production of the projects ( i.e ., the filming of a movie or television series, the creation of the video game, etc.).

The Company’s strategy is to leverage the creative output and branded image of Stan Lee and to outsource to, and work with, established production companies willing to finance and undertake the resource and labor intensive aspects of producing entertainment projects. The Company plans to achieve its goals by licensing its creations to third party producers, or partnering with third parties, to produce the Company’s products (movies, television shows, video games, comic books, merchandising and other ancillary opportunities) or to finance such productions.  Due to the Company’s limited responsibility for any given project in this business model, the Company expects, consistent with past practices, to be able to create and manage a very large number of projects with a small staff and relatively low overhead costs and project expenses.  As a result, the Company expects that it will profit from up-front fees from projects that are ultimately produced, even if they are not highly successful.  The Company’s goal is to have a large number of projects produced, increasing the probability that a number of these projects will be highly successful, resulting in on-going revenues from licensing, back-end participation, merchandising and other ancillary opportunities.

Cash Requirements

With current financial arrangements, we should be able to satisfy our operational cash requirements for fiscal years 2011 and 2012. In late 2009, the Company entered into an agreement with Catalyst Investments, LLC (“Catalyst Investments”), an affiliate of The Walt Disney Company, pursuant to which Catalyst Investments acquired ten percent of the then-outstanding shares of common stock of the Company for $2,500,000.  The Company used the net proceeds of this investment ($2,375,000) to pay, among other things, $869,300 of deferred salaries and $850,020 of its outstanding loans. In addition, the Company entered into the fifth amendment (the “Fifth Amendment”) to its agreement with Silver Creek Pictures, Inc. (“Silver Creek”), also an affiliate of The Walt Disney Company, pursuant to which Silver Creek will pay the Company $2.5 million per year through the end of 2014. Of such $2.5 million payment, $1.25 million is made for making Stan Lee available to consult on the exploitation of the assets of Marvel Entertainment acquired by Disney in late 2009, $700,000 is payment for the right to have a “first look” at the Company’s development projects and the right to acquire any such properties, in Silver Creek’s discretion and $550,000 is an advance against future development projects.  The Company is obligated to pay a commission to an unrelated third party equal to 10% of all net amounts paid by Silver Creek pursuant to its agreement with the Company.  The annual amount of $1.25 million relating to Stan Lee’s consulting services is paid monthly and will cease in the event of, and from the time of, Stan Lee's inability to perform such services due to disability or other incapacitation.  With these payments made by Silver Creek on a monthly basis, the Company believes that it can continue its current operations and cover all of its general and administrative costs.

Research and Development

The Company is the process of completing a number of concepts that could be produced beginning in 2011.  The costs of production of these concepts are currently borne by other parties and not by the Company. While this enables the Company to contain its costs, it does mean that such other parties control of the timing for release of the productions and whether they are released at all.

Equipment Purchases

We are not expecting to purchase any major pieces of equipment during 2011 or 2012.

Changes in Employees

Given the funding provided by the Catalyst Investment transaction and the Fifth Amendment to the Silver Creek Agreement, we could afford to, and have, increased the number of employees from 8 to 11 during 2010 to further our business purposes.  We may engage employees or independent consultants in the future as needed to assist in the execution of our strategy.

Results of Operations

We believe that, due to the complex nature and long term cycle of our business operations, period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance. However, it is still important that you review the audited financial statements and the related notes in addition to thoroughly reading our current plan of operations.

For Year Ended December 31, 2010 and 2009

The Company’s revenues for the year ended December 31, 2010 were $2,092,830 compared to $113,306 for the year ended December 31, 2009.  The increase in revenue primarily stemmed from revenues from SCP in the amount of $1,962,500 discussed below in our notes to consolidated financial statements. This revenue is pursuant to the contract with SCP for a term of five years expiring in 2014.  The contract also has a clause that stops the $1,250,000 in artist consultant fees should there be an incapacitation of our Chief Creative Officer, Stan Lee.

General and administrative expenses increased by $2,093,357 or 191.0% from the year ended December 31, 2009 to $3,189,174 for the year ended December 31, 2009.  The increase was attributable to the following:

•	Salaries and related employee benefits increased by $1,093,283 from salaries for new employees, increased employee benefits and the unusually reduced executive salaries in 2009.

•	We awarded two executives warrants to purchase common stock for the deferral of compensation in prior years, resulting in a non-cash stock-based compensation expense of $313,032;

•	Increase in professional fees by $295,397compared to 2009 related to legal and audit fees to prepare for filing the Company’s Form 10;

•	Increase in travel and entertainment of $90,011 compared to 2009 due to executive travels to market and promote the Company and the Stan Lee Brand;

•	Expenses incurred for commission fees of $125,000 related to the annual Silver Creek Pictures consulting fees of $1,250,000; and

•	Increase in promotional fees of $113,226 for public relations and investor relations for various events to market and promote the Company and the Stan Lee Brand.

Our net loss increased from $183,582 for the year ended December 31, 2009 to $1,112,378 for the year ended December 31, 2010. For the year ended December 31, 2009, net loss was offset by a one-time gain $820,512 of life insurance proceeds.  See the Notes to the Consolidated financial statements located in Item 8 in this Form 10-K for a more detailed description of the life insurance proceeds.

Liquidity and Capital Resources

Our current liquidity and capital resources are provided principally through our current agreement with Silver Creek Pictures “SCP”. We have a deficiency in working capital of $3,701,535 as of December 31, 2010, an increase by $665,341 compared to the same period for 2009, primarily due to the advances payable to SCP.  As of December 31, 2010 and 2009, cumulative advances received from SCP were $2,150,833 and $1,313,333, respectively.  These amounts shall be fully recoupable by SCP from any fixed and contingent compensation related to future developments, including box office bonuses and merchandising royalties.

If SCP stops paying installments of the $1,250,000 per annum that it pays for Stan Lee’s consulting services paid to the Company as part of the $2.5 million obligation per annum as a result of any future death or disability of Stan Lee, the Company believes that revenues from various projects that it has “in development” with other parties or that may shortly go into development with other parties will make up all or a portion of the lost revenue. To the extent that it does not, and to the extent that the Company is unable to raise funds from investments to cover any shortfall, the Company will have to reduce its expenses, as it has done in the past, by such approaches as deferring portions of its executive officer’s salaries and reducing staff.

Included in the current liabilities are deferred compensations to three executives totaling $2,277,917 and $3,047,217 as of December 31, 2010 and 2009, respectively.  These amounts date back to 2001 and will be payable as the Company increases its cash flow and/or obtain additional financing.  During 2010, pursuant to the deferred compensation agreement with two executives, the Company began paying down the deferred compensation totaling $150,000. The Company also increased the deferred compensation for Gill Champion by $100,000.

Sources of Revenue

The Company’s revenue model revolves around brand creation and management, and partnering with major live action and animation studios, distributors, and licensees to achieve effective development and distribution of branded properties at a relatively low cost to the Company. The model contemplates revenue and profit sharing arrangements with strategic partners who will fund all preliminary development and distribution for varying degrees of continued interests in the properties after recouping their original investments.

The main sources of revenues are expected to be:

•	theatrical and television distribution;
•	DVD and video distribution;
•	interactive games;
•	merchandising and licensing;
•	location based entertainment;
•	comic and graphic novel publishing; and
•	advertising and sponsorship.

Recent Transactions

The Company’s recently partnered with other third parties to create branding for outside franchises, called co-branding.  During March 2010, the Company entered into an agreement with a third party to create characters for each of the 30 franchise teams of the National Hockey League.  During January 2011, the co-branding was completed and announced during the NHL All-Star Game.  The branding of the 30 franchises will appear in all forms of merchandising and ancillary markets, as well as all forms of media. The revenue to the Company, if any, related to this project is not expected to be realized before year 2012-2013.  However, the momentum of the Stan Lee Brand has been brought into the forefront of media attention, which the Company hopes will accelerate other projects we have “in development” with other partners.

The Company’s business has several comic books published monthly in Japan and the United States in partnership with third parties.  These comic books generate royalties on a small scale, but the goal is to market and license the intellectual properties related to these comic book characters into branded franchises in other media forms i.e. full length feature films, television, video games, mobile applications and/or merchandising.  We also have entered into agreements with other comic book publishers to publish future comic books under the Stan Lee Comics brand, set to be published in the Fall of 2011.  The expected revenue to the Company, if any, related to these projects cannot be determine at this time.

Off Balance Sheet Arrangements

We are not party to any material off-balance sheet financing arrangements.

Critical Accounting Policies and Estimates.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

We have identified the most significant areas of estimation and assumptions as being:
•	estimation of the allowance for doubtful accounts;
•	estimation on stock-based compensation;
•	estimation of derivatives liabilities; and
•	estimation of the net deferred income tax asset valuation allowance.

Item 7A-Quantitative and Qualitative Disclosure about Market Risk

None

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
POW! Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of POW! Entertainment, Inc. (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of POW! Entertainment, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants
Encino, California

March 25, 2011

POW! ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
YEARS ENDED DECEMBER 31, 2010 AND 2009
	2010	2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$578,808	$2,509,727
Letter of credit	32,544	32,544
Accounts receivable, net of allowance for doubtful accounts of $0 at December 31, 2010 and 2009, respectively	357,814	56,862
Other receivables	1,851	1,422
Prepaid expenses	68,425	2,082
Inventory	27,356	7,144
TOTAL CURRENT ASSETS	1,066,798	2,609,781

PROPERTY AND EQUIPMENT, net	7,615	5,758

INTANGIBLE AND OTHER ASSETS
Trademarks, net	19,107	19,107
Deposits	2,192	2,652

TOTAL ASSETS	$1,095,712	$2,637,298

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$276,760	$185,405
Advances payable	2,150,833	1,313,333
Accrued commission	-	250,000
Deferred compensation	2,277,917	3,047,217
Loans payable	-	850,020
Derivatives Liability	62,823	-

TOTAL CURRENT LIABILITIES	4,768,333	5,645,975

COMMITMENT AND CONTINGENCIES, note 11
SHAREHOLDERS' DEFICIT
Common shares, $0.001 par value.
250,000,000 shares authorized as of December 31, 2009
199,000,000 common shares authorized, 1,000,000 preferred shares authorized as of December 31, 2010, 131,721,534 common shares issued and outstanding
at December 31, 2010 and 2009	131,722	131,722
Additional paid in capital	9,453,956	9,016,933
Subscription receivable, net, note 4	(1,033,497)	(1,044,908)
Accumulated deficit	(12,224,802)	(11,112,424)
TOTAL SHAREHOLDERS' DEFICIT	(3,672,621)	(3,008,677)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,095,712	$2,637,298

See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

REVENUES
Revenue	$2,092,830	$113,306

OPERATING COSTS AND EXPENSES
Wages and benefits	1,903,097	809,814
Commission	126,250	22,065
Stock-based Compensation	313,032	-
Professional fees	299,545	4,148
Promotional and Marketing	148,565	35,339
Rent and office	138,358	102,780
Other general and administration	260,327	121,671

TOTAL OPERATING COSTS AND EXPENSES	3,189,174	1,095,817

LOSS FROM OPERATIONS	(1,096,344)	(982,511)

OTHER INCOME AND EXPENSES
Interest income	6,411	23
Interest expense	(806)	(36,750)
Income from life insurance buyout	-	820,512
Income from legal settlement	-	25,000
Change in derivative liability	(14,459)	-

LOSS BEFORE TAXES	(1,105,198)	(173,726)

Income taxes	(7,180)	(9,856)

NET LOSS	$(1,112,378)	$(183,582)

Earnings per share:
Loss per share from continuing operations, diluted	$(0.01)	$(0.00)
Weighted average shares outstanding, diluted	131,721,534	118,549,381

See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,112,378)	$(183,582)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,427	9,155
Stock-based compensation	313,032	-
Non-employee warrants and options	47,355	-
Changes in valuation of derivatives liability	14,459	-
Change in assets and liabilities:
Accounts receivable	(300,952)	(13,562)
Prepaid expenses	(66,343)	(1,440)
Inventory	(20,212)	(560)
Other assets	(429)	-
Deposits	460	-
Accounts payable and accrued expenses	91,355	(100,611)
Advances payable	837,500	291,667
Accrued interest	-	34,894
Accrued commission	(125,000)	-
Deferred compensation	(769,300)	(47,600)

NET CASH USED IN OPERATING ACTIVITIES	(1,080,026)	(11,639)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks	-	(150)
Purchase of property and equipment	(12,284)	(2,446)

NET CASH USED IN INVESTING ACTIVITIES	(12,284)	(2,596)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock		2,500,000
Proceeds from loans payable	-	10,000
Repayment of loans payable	(850,020)	-
Proceeds from subscriptions receivable	11,411	-

NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES	(838,609)	2,510,000

NET INCREASE (DECREASE) IN CASH	(1,930,919)	2,495,765

Cash and cash equivalents at beginning of year	2,509,727	13,962

Cash and cash equivalents at end of the year	$578,808	$2,509,727

Supplemental disclosures of cash flow information:
Income taxes paid in cash	$7,180	$9,606
Interest paid in cash, accumulated since 2003	$135,559	$-

See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
DECEMBER 31, 2010

	Common Stock		Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total
	Shares	Amount

Balance, December 31, 2008	118,549,381	$118,550	$6,780,105	$(1,044,908)	$(10,928,842)	$(5,075,095)
Issuance of common stock	13,172,153	13,172	2,236,828			2,250,000
Net income	-	-	-	-	(183,582)	(183,582)
Balance, December 31, 2009	131,721,534	131,722	9,016,933	(1,044,908)	(11,112,424)	(3,008,677)
Proceeds from subscriptions receivable	-	-	-	11,411		11,411
Issuance of stock-based compensation			313,032			313,032
Non-employee warrants and options			123,991			123,991
Net loss	-	-	-	-	(1,112,378)	(1,112,378)
Balance December 31, 2010	131,721,534	$131,722	$9,453,956	$(1,033,497)	$(12,224,802)	$(3,672,621)

POW! ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

Business Activity and Organization—The Company is a Delaware corporation, incorporated on August 17, 1998. POW! Entertainment, Inc. ("POW", "Company", “we”) has the following subsidiaries: POW! Entertainment, LLC (the operating company), QED Productions, LLC and two inactive Delaware corporations: Pharmelle, Inc and PFD, LLC.

QED Productions, LLC was formed in 2001 to acquire rights to license intellectual properties and creative assets of Mr. Stan Lee stemming from the bankruptcy of Stan Lee Media (“SLM”). The Company was not required to contribute any up-front consideration. The Company agreed with SLM that it would share revenue generated from the licensing of these properties. From the fiscal year ended December 31, 2001 to December 31, 2008, approximately $2,200 of revenue has been generated for SLM and approximately $14,000 of revenue has been generated for the Company. No revenues from the intellectual properties acquired by QED were earned for the year ended December 31, 2010 and 2009, respectively. Given the minimal revenues to date and the fact that none of the properties owned by QED are currently in development, the Company has valued these assets at $0.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting its business. The Company's ability to continue as a going concern is dependent upon various factors including, among others, its ability to reduce its operating losses and negative cash flows. The Company raised $2,500,000 through the sale of common stock in December 2009. Also, as described under Revenue Recognition below, the Company  is expected to  receive monthly payments totaling $2.5 million per year for the next four years and  one-time disbursements in 2010 for Notes Payable totaling $850,020 and deferred payments of $869,300 are not expected to reoccur for 2011. Although there is no assurance that we will be able to continue as a going concern, we believe these facts will help generate positive cash flows, and combined with a balance of cash of $578,808, we will be able to sustain our operations for at least 12 months.  Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets and liabilities that may result should we not be able to continue as a going concern.

2.	Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates —The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements. We have identified the most significant areas of estimation and assumptions as being estimation of the allowance for doubtful accounts, estimation of derivatives liabilities, and estimation of the net deferred income tax asset valuation allowance.

Cash and Cash Equivalents—Cash and cash equivalents include cash, certificates of deposit, and liquid investments with original maturities of three months or less.

Concentration of Credit Risk—The Company maintains multiple checking accounts at one financial institution. These accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 as of fiscal year end. At December 31, 2010 and 2009, the Company had uninsured cash deposits of approximately $153,000 and $2.3 million, respectively. The Company has not experienced any losses in such accounts and management believes it has placed its cash on deposit with financial institutions that are financially stable.

Accounts Receivable—The Company extends credit to its customers.  These customers have specific contracts that detail the payments expected under their contract terms.  Accounts receivable are customer obligations due under these contract terms.  Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received, to determine if any such amounts will potentially be uncollected.  After all attempts to collect a receivable have failed, the receivable is written off.

Inventory- Inventory consists of promotional items for sale, which are stated at the lower of cost or market using the first-in, first-out method.

Property and Equipment—Property and equipment are stated at cost.  Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets over five years.

Depreciation expense recorded for the years ended December 31, 2010 and 2009 were $10,427 and $8,279, respectively.

Revenue Recognition —As a creator of intellectual property, the majority of the Company’s business is derived from contracts with third parties providing for the development and use of intellectual property developed by the Company.

For the year ended December 31, 2010 and 2009, the Company recognized revenue from three sources:  personal appearances, animated television and comic books royalties. In accounting for these contracts, the Company recognizes revenue when services have been rendered or when contractual parameters have been satisfied and are measureable.

As of December 18, 2009, the Silver Creek Pictures “SCP”, an affiliate of Disney, contract was amended.  Effective January 1, 2010, in addition to the $550,000 per annum of recoupable advance it will also include: $1.25 million per annum in nonrecoupable artist consulting fees for providing access to Stan Lee, our Chief Creative Officer; and $700,000 per annum in a nonrecoupable accountable overhead allowance.The contract was expires in December 2014. The monthly installments of the $1.25 million per year payments relating to Stan Lee’s consulting services cease in the event of, and from the time of, Stan Lee's inability to perform such services due to disability or other incapacitation.

 The Company records the consulting fees of $1.25 million and $700,000 as revenue based on the guidance from the FASB ASC 605-10-25-1-a: revenues are considered to have been earned when the entity has substantially accomplished what it must do to be entitled to the benefits represented by the revenues.  The Company records the $550,000 per annum (see Advances Payable note) as advances payable pursuant to contractual obligations of future payments.

For the year ended December 31, 2010, the Company also recorded revenue totaling $1,962,500 from SCP.  The Company recognized the full amount as revenue pursuant to contract terms of nonrecoupable overhead allowance of $700,000 and $1,250,000 for nonrecoupable artist consulting fees. Also included was $12,500 for fees related to a rejected project.

Advances Payable—For the year ended December 31, 2010 and 2009, the Company received $550,000 from SCP  The Company recorded the full $550,000 as advances payable pursuant to the contractual clause in which the advances “shall be fully recoupable by SCP from any fixed and contingent compensation related to future developments, including box office bonuses and merchandising royalties.”  The Company has not met the performance measurement of the revenue and accordingly has not recorded the payments as revenue. In addition, any properties that Silver Creek rejects or accepts and subsequently abandons may be offered by the Company elsewhere subject to participation by Silver Creek.  Depending on the nature of the project so offered to a third party and the time when such project was originally offered to Silver Creek, Silver Creek is entitled to either up to $100,000 per project, or the assignment of 50% or 25% of the Company’s compensation from the third-party producer.

Development costs—The Company capitalizes costs directly related to the creation and development of intellectual properties, which is primarily comprised of characters and stories.  The Company periodically reviews the properties in development to determine whether they will ultimately be used in the production of a film.  The costs capitalized are written off if the property has not been set for production within three years from the time of the first capitalized transaction.  During the years ended December 31, 2010 and 2009, the creation and development of intellectual properties consist of time of certain employees, which could not be directly allocated to specific projects.  Therefore, no such costs were capitalized during these years.

Fair Value Measurements—The Company measures its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. exit price) in an orderly transaction between market participants at the measurement date. Additionally, the Company is required to provide disclosure and categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e. inputs) used in the valuation. Level 1 provides the most reliable measure of fair value while Level 3 generally requires significant management judgment. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The fair value hierarchy is defined as follows:

1.	Level 1 – Quoted prices in active markets for identical assets and liabilities.
2.	Level 2 – Other significant observable inputs for assets or liabilities through corroboration with market data at measurement date,
3.	Level 3 – Significant unobservable inputs that reflect management’s best estimate of what market participants would use to price assets or liabilities at the measurement date.

The following table summarizes fair value measurements by level at December 31, 2009 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash	$2,509,727			$2,509,727
Letter of credit	$32,544			$32,544

The following table summarizes fair value measurements by level at December 31, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash	$578,808			$578,808
Letter of credit	$32,544			$32,544
Derivatives liability			$62,823	$62,823

The table below sets forth a summary of changes in fair value of  the Company’s Level 3 liabilities for the year ended December 31, 2010.

Balance as of December 31, 2009	$-
Issuance of warrants	48,364
Change in Value	14,459
Balance as of December 31, 2010	$62,823

The Company’s management believes the carrying amounts of cash and cash equivalents, accounts receivable, the revolving credit facility, accounts payable and accrued expense approximate fair value due to their short maturity.

Accounting for Stock-Based Compensation to Employees —The Company measures and recognizes compensation expense for all share-based payment awards to employees based on estimated fair values on the grant date.  The Company recognizes the expense on a straight-line basis over the requisite service period, which is the vesting period.

Income Taxes—Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future consequences of events that have been recognized in the Company’s financial statements and income tax returns.  The Company provides a valuation allowance for deferred income tax assets when it is considered more likely than not that all or a portion of such deferred income tax assets will not be realized.

The Company adopted guidance issued by the FASB that clarifies the accounting for uncertainties in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended December 31, 2010 and 2009.

Net Loss Per Share – Basic net loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period.

Valuation of Derivative Instruments—ASC 815-40 (formerly SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”)  requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”) to determine whether they should be considered a derivative liability and measure at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula.  During the year ended December 31, 2010, the Company recorded a derivative liability of $48,364.  At December 31, 2010, the Company adjusted its derivative liability to its fair value, and reflected the increase of $14,459, which represents the change in derivative from the issuance of financial instruments.

Concentrations—The Company has one major customer that individually exceeded 10% of total revenue and accounted for 94% of total revenue for the year ended December 31, 2010.  The same customer also accounted for 71% of total accounts receivable as of December 31, 2010.

3.	Related Parties Notes Payable

The Company had demand loans payable to three executives and to one unrelated party in the amounts of $850,020 as of December 31, 2009, which bear interest at 5% per year.  There was no specific maturity date and both the principal and the interest were payable on demand.  The total accrued interest as of December 31, 2009 was $142,148 and was included in the loan amount above.  During the year ended December 31, 2010, the Company repaid the loans to all parties for a total of $850,020.

4.	Subscription Receivable

On July 22, 2005, a subscription for the principal amount of $1,150,000 was entered into, fully amortized with monthly payments of interest only for 18 months starting August 30, 2005 and then principal and interest payments of $12,197 monthly for an additional 10 years with the interest rate of 5% per annum. The payments on the subscription have defaulted.  An allowance of 50% was recorded in year 2007 to reduce the principal amount.

On November 15, 2005, another subscription for the principal amount of $525,000 was entered into, fully amortized over thirty years with the interest rate of 5% per annum.  The subscription is payable in equal monthly payments of $2,818.  The payments on the subscription were defaulted during the years 2005 to 2009.  During the year ended December 31, 2010, five payments of $2,818 have been received. The subscription is collateralized by a Deed of Trust granting rights to a residential property.

5.	Deferred Compensation

Deferred compensation consists of accrued but unpaid salaries of  executives and an employee, which will be paid as the Company increases its cash, over time, or by obtaining additional financing.  Deferred compensation totaled $2,227,917 and $3,047,217 at December 31, 2010 and 2009.  The balance as of December 31, 2010 reflects an increase of $100,000 and a repayment of $869,300 during 2010.

6.	Share-based Compensation

On March 15, 2010, the Company granted warrants to purchase a total of 1,300,000 shares of common stock to two of its executives, 650,000 shares each. The warrants vested immediately and are exercisable for five years from the date of issuance, at a strike price of $.40 per share. The warrants were issued in conjunction with Deferred Compensation Agreements entered into which limits payment of the outstanding deferred compensation to the two executives. These warrants have an anti-dilution clause, whereby the exercise price can be adjusted downward in the event of equity raised at a price lower than $0.40 per share.

The Company adopted the provisions of ASC 178 (formerly SFAS.123(R), Share-based payments which requires the measurement and recognition of compensation expense for all stock-based awards made to employees.

The outstanding number of warrants at December 31, 2010 was 1,300,000 shares.

The fair value of stock warrants at the date of grant was estimated using the Black-Scholes option-pricing model, based on the following assumptions for the year December 31, 2010:

Risk-free interest rate	1.0%
Expected life	5 years
Expected Volatility	49.1%
Dividend yield	00.0%

Total expense related to the warrants during the year ended December 31, 2010 was $313,032.

7.	Warrants and Options for Non-Employees

On September 9, 2010, the Company granted options to purchase 800,000 shares of common stock to its investor relations advisor at strike price of $0.14 per share.  These options vest over a 12-month period beginning December 9, 2010, and mature in September 2015.  On November 18, 2010, the agreement was amended to increase the number of options to 830,000 shares at a strike price of $0.1905. The Company uses the guidance issued by the EITF 96-18 to scope and measure the stock options for non-employees.

Total expense related to the investor relations’ options during year ended December 31, 2010 was $47,354.

On December 2, 2010, the Company issued warrants to purchase 350,000 shares of common stock at $0.1905 per share in lieu of the remaining balance of an accrued commission of $125,000 to a consultant. The contract has an anti-dilutive clause, vests immediately and expires in December 2012. Accordingly, the Company uses the guidance issued by ASC 815-40-15 to scope and measure the warrants for non-employees as a derivative liability.

Total derivative liability recorded was $62,823 for the year December 31, 2010, consisting of $14,459 in change in valuation of derivative liability.

The fair value of stock warrants and options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the following assumptions for the year December 31, 2010:

Risk-free interest rate	1.0%
Expected life	3-5 years
Expected Volatility	45.0% - 47.0%
Dividend yield	00.0%

8.	Income taxes

The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is subject to income tax examinations by state tax authorities and federal tax authorities for all tax years.

The deferred tax assets are mainly comprised of net loss carryforwards and expenses not currently deductible. The Company has Federal net loss carryforwards of approximately $7.3 million that expires through 2030. The net loss carryforwards can be used to offset a certain amount of taxable income in future years, therefore generating deferred income tax assets.  The net loss carryforwards are subject to significant limitations by Section 382 of IRS code due to changes in ownership.

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes was as follows for the years ended December 31, 2010 and 2009:
	2010	2009
Income tax computed at federal statutory tax rate	-34.0%	-34.0%
Change in valuation allowance	40.4%	45.5%
State taxes, net of federal benefit	-5.8%	-5.8%
Total	0.6%	5.7%

At December 31, 2010, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets of approximately $3 million would not be realized.  Accordingly, the Company has recorded a valuation allowance equal to 100% of its total deferred tax assets.

9.	Employee Benefits
The Company maintains a 401(k) plan (the "Plan") for the benefit of all of the employees of the Company.  The Plan allows employees to defer a percentage of their annual compensation in accordance with Section 401(k) of the Internal Revenue Code. According to the provisions of the Plan, the Company may make matching contributions equal to a discretionary percentage that is to be determined by the Company.  The Company made no matching contributions during the years ended December 31, 2010 and 2009.

10.	Shareholders’ Deficit

On December 31, 2009, the Company issued 13,172,153 shares of common stock at $0.189 per share for cash for a total of $2,500,000 to Catalyst, an affiliate of Disney. The Company incurred a fee of $250,000 in connection with this transaction.

On December 7, 2010, the Company’s board of directors consented to a change in its restated certificate of incorporation for authorized shares of its common stock.  The number of shares authorized was reduced from 250,000,000 in common stock to 199,000,000 shares in common stock and 1,000,000 shares in preferred stock.

11.	Commitments and Contingencies

Operating leases

The Company has an operating lease agreement for its corporate office facility, which expired on January 31, 2011. During February 2011, the Company renewed the lease for a 5 year term expiring on June 30, 2016.  The lease contains a 6.5 months of rent abatement. The Company has an operating lease agreement for its corporate apartment, which expired on February 28, 2011.  During January 2011, the Company renewed the lease for another year term. The lease expires on February 28, 2012.

Future minimum rental payments are as follows:

Year ended December 31
2011	$78,000
2012	107,000
2013	103,000
2014	106,000
2015	110,000
Thereafter	56,000
$560,000

Total lease expense was $124,250 and $91,380 for the years ended December 31, 2010 and 2009, respectively.

Legal Matters

From time to time the Company may become involved in various legal proceedings in the normal conduct of its business.

On February 14, 2011, the Company and its subsidiary, QED Productions, LLC, were named in a lawsuit citing, among other things, trademark infringement. The Company filed a motion to dismiss the lawsuit on March 15, 2011 and the plaintiff has until April 4, 2011 in which to file a response to that motion. The Company will then have until April 14, 2011 to file a reply. While the outcome of the foregoing proceedings cannot be predicted with certainty, after consulting with legal counsel, the Company believes that it will prevail and that the foregoing litigation will not have a material adverse affect on its business, financial position and results of operations or cash flows taken as a whole.

12.	Life Insurance Proceeds

The Company purchased two $5 million key-man policies on Stan Lee during January 2007 and April 2007. In each case, the policy premiums were financed for two years. After the two-year period, the Company had the option to repay the loan and accrued premium and own the policies outright or sell the policies in the secondary insurance market after deducting from the proceeds of such sale accrued the premiums.  During August 2009, the Company elected to sell the policies in the secondary insurance market.  The market value of the policies was $1,779,975 and $1,475,000 million, respectively.  After the premiums and related finance charges of $1,343,750 and $1,090,714, respectively, were paid, the Company received $436,225 and $384,287, respectively, or a total of $820,512 for the combined two policies.

Item 9-Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A-Controls and Procedures

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B- Other Information

None
PART III

Item 10-Directors, Executive Officers, and Corporate Governance

Our directors, executive officers and other significant employees, their ages and positions are as follows:

Name	AGE	Position with the Company
Stan Lee	88	Chairman of the Board, Director and Chief Creative Officer
Gill Champion	69	President, Director and Chief Executive Officer
Arthur Lieberman	73	Director, Chief Operating Officer and Chief Legal Counsel

Stan Lee — Chairman of the Board, Director and Chief Creative Officer

Stan Lee has served as the Company’s Chairman of the Board and Chief Creative Officer since 2004. Prior to that, in 2001, Mr. Lee co-founded POW! Entertainment, LLC with Messrs. Champion and Lieberman, which was acquired by the Company in 2004. Mr. Lee also has a non-exclusive, part-time employment agreement with Marvel Entertainment, LLC. and serves as its Chairman Emeritus. Mr. Lee was the Chairman of the Board of Directors and Chief Creative Officer of Stan Lee Media, Inc. (“SLM”) from July 1999 until approximately January 2001.  SLM filed for bankruptcy protection and terminated operations in July 2001. Mr. Lee was employed on a full time basis by Marvel Comics or its predecessor entities for over 50 years.  Mr. Lee started in the comic book industry in 1940 when he started with Timely Comics which eventually became Marvel Comics.  Stan Lee's co-creations include Spider-Man™1 , The Incredible Hulk™1 , X-Men™1 , The Fantastic Four™1 , Iron Man™1, Daredevil™1 , Silver Surfer™1 and Dr. Strange™1.

1These are the registered trademarks and characters of Marvel Characters, Inc.

Gill Champion — President, Director and Chief Executive Officer

Gill Champion is the President and, since January 26, 2011, Chief Executive Officer and a director of the Company. Previously, he served as President and Chief Operating Officer of the Company’s since 2004. Prior to 2001, Mr. Champion co-founded POW! Entertainment LLC with Messrs. Lee and Lieberman, which was acquired by the Company in 2004. He has been executive producer on all Company projects and continues to supervise their development. Mr. Champion was Chief Operating Officer of SLM from July 1999 until it filed for bankruptcy protection and terminated operations in June 2001.  Mr. Champion has over 30 years of executive experience in global entertainment, marketing, retail and licensing industries.  Prior to SLM, he was COO and Vice President of Mirage Holdings, Inc. and concurrently worked as a production executive on the motion picture Jinnah.  Mr. Champion was CEO and Chairman of American CinemaStores, Inc., a public company that operated approximately 150 location-based retailing outlets and an extensive apparel division that created designs and marketing strategies for Baywatch and Forrest Gump.  Mr. Champion was executive in charge of Faerie Tale Theatre with Shelley Duvall while Vice President of Gaylord Productions.  He was the Producer for Fort Apache the Bronx with Paul Newman and won the Producer of the Year Award in 1981.  In addition, he was in charge of production for The Shining and The Boys from Brazil, while Vice President of the Producers Circle Company.

Arthur M. Lieberman, Esq., Director, Chief Operating Officer and Chief Business & Legal Counsel

Arthur Lieberman has served as the Company’s Secretary, Chief Business & Legal Officer and a director since 2004. He assumed the additional position of Chief Operating Officer on January 26, 2011 when Mr. Champion became the Company’s Chief Executive Officer. Concurrently with his service to the Company Mr. Lieberman has been of counsel to the New York City based law firm of Ganfer& Shore for over the past five years.  He is an attorney specializing in Intellectual Property Law, an area in which he has practiced, taught, litigated and negotiated rights with respect to for over 35 years.  He has been involved in litigating over 100 cases; negotiated hundreds of licenses; and counseled hundreds of clients. Approximately 50% of his work is in the area of character rights and, in this connection, he negotiated the grant of rights to characters to Universal Studios, Fox Studios, Warner Bros., Bantam Books, Ace Books, Marvel Comics, Mattel and Hasbro, among others. Mr. Lieberman has also rendered many opinions regarding Intellectual Property valuations and has been involved with the production of “Conan the Barbarian,” “Red Sonja,” “Kull”, and “Tulsa Doom”.  In 2001, Mr. Lieberman founded, together with Messrs. Lee and Champion, POW! Entertainment LLC, the Company’s principle operating subsidiary, which was acquired by the Company in 2004.

To the best of the Company’s knowledge, during the past ten years, except as described herein, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board of Directors

We presently do not have an audit committee, compensation committee, or other committee or committees performing similar functions.

Family Relationships

There are no family relationships among our directors or officers.

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at POW! Entertainment, Inc., 9440 Santa Monica Boulevard, #620, Beverly Hills California 90120, Attention: Gill Champion.  Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. The obligation to make such filing commenced February 8, 2011, so no such reports were required during the year ended December 31, 2010.

Code of Ethics

The Company has not adopted a Code of Ethics. Given the small size of the Company and the fact that the Board of Directors and senior executives are the same individuals, the Company believes that the fiduciary duties imposed by Delaware General Corporation Law provides sufficient protection to the shareholders.

ITEM 11.  Executive Compensation

Pursuant to a Membership Purchase Agreement, dated as of November 15, 2001, between Stan Lee and POW! Entertainment,LLC, Stan Lee was employed as Chairman and Chief Creative Officer of the Company for a term to continue until Stan Lee resigns or is terminated for cause, at an annual salary of $250,000.  Originally $170,000 of such amount was to be deferred for the first two years or until the Company received financing of at least $1,000,000. However, pursuant to an amendment to the Agreement, dated November 15, 2002, the deferral was amended to be until the Company received financing in the cumulative amount of $4,000,000 (without regard to any time period). Upon the closing of the Catalyst Investment on December 31, 2009, this condition was met.  Of Stan Lee’s salary which was deferred under this agreement, $1,132,500 is now an accrued liability of the Company.  Starting in 2010, Stan Lee and the Company entered into a new employment agreement replacing the 2001 agreement.  Under this new agreement Stan Lee’s salary was increased to $300,000 per annum, he was no longer required to defer any part of his ongoing salary and the Company began paying his accrued deferred salary at the rate of $50,000 per year.  The Company entered into a Deferred Compensation Payment Agreement (“Deferred Compensation Agreement”) with Stan Lee and Arthur Lieberman, dated as of March 15, 2010.  This agreement limits payment of the outstanding deferred compensation to each of Stan Lee and Arthur Lieberman of the following:  $50,000 per year, plus 10% of “Adjusted Net Pretax Income” of the Company during any year (the “Income-Based Payment”).   As used in the agreement, “Adjusted Net Pretax Income” shall equal net pretax income as calculated pursuant to GAAP, plus amounts received by Stan Lee and Arthur Lieberman in payment of the accrued deferred compensation, plus certain payments received from Silver Creek which are not included as revenue under GAAP because they are deemed to be advances, less certain payments received from Silver Creek which were received in a prior year but are included as revenue under GAAP for the year in question.  In consideration for Stan Lee and Arthur Lieberman agreeing to restrict payment of their deferred compensation as provided for in the Deferred Compensation Agreement, each received a warrant to purchase 650,000 shares of Common Stock, which is exercisable for five years at a price of $0.40 per share.  In additional to his compensation from the Company, Stan Lee has a lifetime employment agreement with Marvel, which currently requires Stan Lee to devote 10-15 hours per week to Marvel matters, and in return for which Stan Lee currently receives a salary.

Pursuant to a Membership Purchase and Employment Agreement, dated as of November 15, 2001, between Gill Champion and POW! Entertainment, LLC, Gill Champion was employed full time as the Chief Operating Officer of the Company for a term to continue until Mr. Champion resigns or is terminated for cause, at an annual salary of $170,000.  Starting in 2010, Gill Champion and the Company entered into a new employment agreement replacing the 2001 agreement.  Under this new agreement, Mr. Champion’s salary was increased to $475,000 per annum, but he is required to defer $100,000 yearly until the Company obtains $2,000,000 of additional investment.

Pursuant to a Membership Purchase Agreement dated as of November 15, 2001, between Arthur Lieberman and POW! Entertainment, LLC, Arthur Lieberman was employed as the Chief Business & Legal Counsel of the Company for a term to continue until Lieberman resigns or is terminated for cause, at an annual salary of $170,000.  Originally $135,000 of such amount was to be deferred for 12 months or until a financing of at least $1,000,000 was received. However, pursuant to an amendment to the Agreement, dated November 15, 2002, the deferral was amended to be until the Company received financing in the cumulative amount of $4,000,000 (without regard to any time period). Upon the closing of the Catalyst Investment on December 31, 2009, this condition was met.   Of Mr. Lieberman’s salary which was deferred under this agreement, $1,195,416 is now an accrued liability of the Company.  Under this agreement, Mr. Lieberman is permitted to continue his legal practice with Ganfer& Shore, and is not required to devote his full time to his duties for the Company.  However, he is prohibited from engaging in certain competitive activities.  Starting in 2010, Mr. Lieberman and the Company entered into a new employment agreement replacing the 2001 agreement.  Under this new agreement Mr. Lieberman’s salary was increased to $200,000 per annum, he was no longer required to defer any part of his ongoing salary and the Company began paying his accrued deferred salary at the rate of $50,000 per year.  The outstanding balance of his deferred compensation is payable pursuant to the terms of the Deferred Compensation Agreement, described above in the discussion of Stan Lee’s compensation.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)		Bonus ($)	Warrants Awards ($) (1)	Nonqualified Deferred Compensation Earnings ($)(2)	All other Compensation ($)	Total ($)
Stan Lee, Chairman of the	2010	$300,000			$156,516	$50,000		$506,516
Board, Chief Creative	2009	$47,893				$250,000		$297,893
Officer
Gill Champion, President,	2010	$475,000	(3)					$475,000
Chief Executive Officer,	2009	$201,999				$180,000		$381,999
Director
Arthur Lieberman, Chief	2010	$200,000			$156,516	$100,000		$456,516
Operating Officer, Director	2009	$21,863				$250,000		$271,863

(1)
The values shown in this column represent the aggregate grant date fair value of share-based compensation granted during the year ended March 15, 2015, in accordance with ASC 718, “Share-Based Payment”.  The fair value of the stock warrants at the date of grant was estimated using the Black-Scholes option-pricing model, based on the assumptions described in Note 5 of the Notes to the Consolidated Financial Statements included in this Annual Report.

(2)	Includes payments for compensation previously deferred during the period from 2001 through 2008. No interest was paid on any of the deferred compensation.

(3)	Included in this amount is $100,000 of deferred compensation pursuant to the employment contract referenced above.

Mr. Lee and Lieberman took significant salary reductions in 2009 and deferrals of compensation during years 2001 to 2008 to finance the cash needs of the Company.

2010 Grants of Stock Warrants

		All Other	Exercise Price	Grant Date
		Warrants	of Warrants	Fair Value of
Name	Grant Date	#of Shares	($/Share)	Warrants
Stan Lee	3/15/10	650,000	$0.40	$156,516
Arthur Lieberman	3/15/10	650,000	$0.40	$156,516

The warrants vest immediately on grant date and expire in March 2015.  All warrants are still outstanding as of December 31, 2010.

Director Compensation.

None of the Company’s Directors is paid for serving on its Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners.

The following tables set forth information as of March 1, 2011, with respect to the beneficial ownership of the outstanding shares of the Company’s Common Stock by: (i) each person known by the Company to beneficially own five percent or more of the outstanding shares; (ii) executive officers and directors; and (iii) all executive officers and directors as a group.  A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within sixty (60) days.

Name and Address of Owner	Amount and Nature of Beneficial Owner	Percentage (%) Of Class

Directors and Executive Officers
Stan Lee (1) (2)(3) 9440 Santa Monica Blvd, #620 Beverly Hills, CA 90210	42,449,626	32.07%

Gill Champion (1)(2) 9440 Santa Monica Blvd, #620 Beverly Hills, CA 90210	24,739,998	18.78%

Arthur Lieberman (1)(2)(4) 9440 Santa Monica Blvd,#620 Beverly Hills, CA 90210	19,911,538	15.04%

Total shares owned by Executive Officers and Directors (5)	87,101,162	65.48%

5% Shareholders
Joan Lee (6) 9440 Santa Monica Blvd, #620 Beverly Hills, CA 90210	42,449,626	32.07%

Catalyst Investments, LLC(7) c/o The Walt Disney Company 500 South Buena Vista St Burbank, CA, 91521	13,172,153	10.00%

(1)	Executive Officer of the Company.

(2)	Director of the Company.

(3)
Includes 32,953,273 shares held by his wife, Joan Lee,that may be deemed to be beneficially owned by Stan Lee.  Stan Lee disclaims beneficial ownership of the shares owned by Joan Lee.  Includes in shares deemed held by Stan Lee, and the total deemed outstanding for the purposes of calculating Stan Lee’s percentage, 650,000 shares which Stan Lee has the right to purchase at $0.40 per share pursuant to a warrant issued to him in connection with a Deferred Compensation Agreement dated March 15, 2010.

(4)
 Includes in shares deemed held by Arthur Lieberman, and the total deemed outstanding for the purposes of calculating Arthur Lieberman’s percentage, 650,000 share which Arthur Lieberman has the right to purchase at $0.40 per share pursuant to a warrant issued to him in connection with a Deferred Compensation Agreement dated March 15, 2010.

(5)
 Includes shares held by his wife, Joan Lee,that may be deemed to be beneficially owned by Stan Lee.  Stan Lee disclaims beneficial ownership of the shares owned by Joan Lee.  Includes in shares deemed outstanding and for the purposes of calculating the percentage owned by all Executive Officers and Directors the shares that Stan Lee and Arthur Lieberman have the right to purchase pursuant to the Warrants described in footnotes (3) and (4) above.

(6)
Includes 9,496,353 shares held by her husband, Stan Lee, as well as 650,000 shares which Stan Lee has the right to purchase at $0.40 per share pursuant to a warrant described in footnote 3 above, that may be deemed to be beneficially owned by Joan Lee.  Joan Lee disclaims beneficial ownership of the shares owned by Stan Lee.

(7)	Catalyst Investments, LLC is affiliated with The Walt Disney Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

During the period from June 2003 through December 2009, the three Directors of the Company made a series of loans to the Company in a principal amount totaling $682,871 ($350,871 by Stan Lee, $313,500 by Arthur Lieberman and $18,500 by Gill Champion) to help fund cash-flow deficiencies from the Company’s operations.  These loans accrued interest at the rate of 5% per annum, compounded annually.  In January 2010, after receiving the proceeds of a $2,500,000 investment from Catalyst, the Company repaid these loans in full, including accrued interest, totaling $818,430.

During the period from 2001 through 2009 the Company had deferred payments of a total of $3,007,917 salaries to its officers ($1,382,500 due to Stan Lee, $1,445,417 due to Arthur Lieberman, and $180,000 due to Gill Champion).  No interest was accrued or paid with respect to these deferred salary amounts.  After receiving the proceeds from Catalyst, the Company also paid $680,000 of this deferred salary ($250,000 to each of Stan Lee and Arthur Lieberman, and $180,000 to Gill Champion).  At December 31, 2010, the balance outstanding was $2,277,917 for deferred compensation, consisting of $100,000 increase in deferred compensation pursuant to Gill Champion’s employment agreement, $1,082,500 to Stan Lee and $1,095,417 to Arthur Lieberman.

The Company entered into a Deferred Compensation Payment Agreement dated as of March 15, 2010 with Stan Lee and Arthur Lieberman.  This agreement limited the portion of the $2,327,917 deferred compensation remaining outstanding on March 15, 2010,  which the Company would pay to each of Messrs Lee and Lieberman for any year,  to (a) $50,000 a year , and (b) plus 10%  of the Company’s “Adjusted Pre-Tax Net Income for such year.  Adjusted Pre-Tax Net Income is defined in the Deferred Compensation Payment Agreement as being essentially Pre-Tax Net Income as calculated pursuant to Generally Accepted Accounting Standards (“GAAP”), plus any payments  the Company receives from Silver Creek under the Silver Creek Agreement that would not be included in Net Income pursuant to GAAP because of the Company’s obligation to repay these amounts in the event of certain contingencies and/or to offset these payments against future obligations of Silver Creek under the Silver Creek Agreement to pay the Company with respect to movies, television shows or other forms of media created by Silver Creek that is based on projects submitted by the Company.  In consideration of this agreement by Messrs Lee and Lieberman to limited the amount of deferred compensation that could be paid to them in any year, each was issued a warrant to purchase 650,000 share of the Company’s common stock, at a price of $0.40 per share, for a five year period ending March 15, 2015.  The warrants have an anti-dilutive clause, whereby the exercise price can be adjusted downward in the event of equity raised at a price lower than $0.40 per share.  The Company has recorded a non-cash, one-time charge of $313,032 as a share-based compensation expense at the time of issuance.  An Amended and Restated version of this agreement was entered into as of November 22, 2010, a copy of which was filed as Exhibit 10.13 to the Company’s Form 10. The foregoing summary of its terms is subject to the actual provisions of such agreement.

Director Independence

Our Board has determined that none of our directors are independent under the NASDAQ Stock Market listing rules.

Item 14. Principal Accountant Fees and Services.

Rose, Snyder& Jacobs serve as our independent registered public accounting firm and their report on the Company’s audited financial statements is included in Item 8 above for the years ended December 31, 2010 and 2009. The aggregate fees billed by the Rose, Snyder & Jacobs for professional services rendered for the audited financial statements and other services are as follows for the years ended December 31, 2010 and 2009:

	2010	2009

Audit fees	$69,650
Tax fees	$7,525	$1,314
Total	$77,175	$1,314

The Company currently does not have an audit committee.  All audit and non-audit services are approved by the Board of Directors.  For the year December 31, 2009, the Company did not incur audit fees due to a lack of required audited financials for non-reporting entities.  The 2010 audit fees consist of audits for both years 2009 and 2008 so that the Company could file its Form 10 and become reporting company.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report or incorporated herein by reference:
1)	Our Consolidated Financial Statements are contained in Item 8 of this Form 10-K.
2)	Financial Statement Schedules: None
3)	See Exhibit Index included as the last part of this report on this Form 10-K, which index is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 25, 2011	POW! Entertainment, Inc.

	By:	/s/ GILL CHAMPION
Gill Champion
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ GILL CHAMPION	President, Chief Executive Officer and Director	March 25, 2011
Gill Champion	(Principal Executive Officer)

/s/ STAN LEE	Chairman of the Board and Chief Creative Officer	March 25, 2011
Stan Lee

/s/ ARTHUR LIEBERMAN	Chief Operating Officer and Director	March 25, 2011
Arthur Lieberman

/s/ BICK LE	Acting Chief Financial Officer	March 25, 2011
Bick Le	(Principal Financial Officer)

Exhibit No.	Exhibit Index	Method of Filing

3.1	Restated Certificate of Incorporation of POW! Entertainment, Inc., dated December 6, 2010	Incorporated by reference as Exhibit 3.1 to Form 10 filed December 10, 2010
3.2	By-Laws of POW! Entertainment Inc., dated December 3, 2010	Incorporated by reference as Exhibit 3.2 to Form 10 filed December 10, 2010
4.1	Form of Warrant granted to the Stanley L. Compton, Trustee of the Compton Family Trust dated April 11, 1988	Incorporated by reference as Exhibit 4.1 to Form 10 filed December 10, 2010
4.2	Form of Warrant Agreement granting warrants to Arthur Lieberman and Stan Lee	Incorporated by reference as Exhibit 4.2 to Form 10 filed December 10, 2010
10.1	Overall Agreement Dated as of March 20, 2006 Between Silver Creek Pictures, Inc. and POW! Entertainment, Inc. For Services of Stan Lee (“Silver Creek Agreement”)	Incorporated by reference as Exhibit 10.1 to Form 10 filed December 10, 2010
10.2	Amendment Letter to Silver Creek Agreement, dated March 20, 2006	Incorporated by reference as Exhibit 10.2 to Form 10 filed December 10, 2010
10.3	Amendment Letter to Silver Creek Agreement, dated September 12, 2006	Incorporated by reference as Exhibit 10.3 to Form 10 filed December 10, 2010
10.4	Amendment Letter to Silver Creek Agreement, dated March 13, 2007 (“Second Amendment”)	Incorporated by reference as Exhibit 10.4 to Form 10 filed December 10, 2010
10.5	Amendment Letter to Silver Creek Agreement, dated September 10, 2007 (“Third Amendment”)	Incorporated by reference as Exhibit 10.5 to Form 10 filed December 10, 2010
10.6	Amendment Letter to Silver Creek Agreement, dated May 2, 2008 (“Fourth Amendment”)	Incorporated by reference as Exhibit 10.6 to Form 10 filed December 10, 2010
10.7	Amendment Letter to Silver Creek Agreement, dated December 18, 2009 (“Fifth Amendment”)	Incorporated by reference as Exhibit 10.7 to Form 10 filed December 10, 2010
10.8	Stock Purchase Agreement, dated December 31, 2009 by and between POW! Entertainment, Inc. and Catalyst Investments, LLC	Incorporated by reference as Exhibit 10.8 to Form 10 filed December 10, 2010
10.09	Letter Agreement between Catalyst and the Company dated December 31, 2009	Incorporated by reference as Exhibit 10.09 to Form 10 filed December 10, 2010
10.10	Employment Agreement-Stan Lee, dated as of January 1, 2010 between POW! Entertainment, Inc. and Stan Lee	Incorporated by reference as Exhibit 10.10 to Form 10 filed December 10, 2010
10.11	Employment Agreement-Champion, dated as of January 1, 2010 between POW! Entertainment, Inc. and Gill Champion	Incorporated by reference as Exhibit 10.11 to Form 10 filed December 10, 201
10.12	Employment Agreement-Lieberman, dated as of January 1, 2010 between POW! Entertainment, Inc. and Arthur Lieberman	Incorporated by reference as Exhibit 10.12 to Form 10 filed December 10, 2010
10.13	Amended and Restated Deferred Compensation Payment Agreement dated as of November 22, 2010 by and among POW! Entertainment, Inc., Stan Lee and Arthur Lieberman	Incorporated by reference as Exhibit 10.13 to Form 10 filed December 10, 2010
10.14	Agreement, dated as of June 8, 2005 between Stanley L. Compton and POW! Entertainment, Inc.	Incorporated by reference as Exhibit 10.14 to Form 10 filed December 10, 2010
10.15	Agreement, dated as of September 9, 2010 between Cooper Global Communications and POW! Entertainment, Inc.	Filed herewith
21	Subsidiaries of Registrant	Incorporated by reference as Exhibit 21 to Form 10 filed December 10, 2010

Exhibit No.	Exhibit Index	Method of Filing
31.1	Certification by Principal Executive Officer	Filed herewith
31.2	Certification by Principal Financial Officer	Filed herewith
32.1	Section 1350 Certification by Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification by Principal Financial Officer	Filed herewith