Form 10-Q
period 2011-03-31
POW! ENTERTAINMENT, INC.
filed 2011-05-06
CIK 1505892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                    to

Commission File Number: 000-52414

POW! Entertainment, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	90-0139831
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

9440 Santa Monica Blvd #620 Beverly Hills, CA 90210	310-275-9933
(Address of principal executive offices)	Registrant’s telephone number, including area code

N/A
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒                           No ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐                           No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  ☐                           No  ☒

 The number of common shares outstanding on April 30, 2011 was 131,721,534.

POW! ENTERTAINMENT, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		Page
PART I.	Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets at March 31, 2011 (Unaudited) and December 31, 2010 (Audited)	3

	Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2011 and March 31, 2010	4

	Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2011 and March 31, 2010	5

	Consolidated Statements of Shareholders’ Deficit at March 31, 2011 (Unaudited)	6

	Notes to Consolidated Unaudited Financial Statements	7 – 11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 – 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II.	Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	16

Item 6.	Exhibits	16

Signatures		17

PART I.       ITEM 1.  FINANCIAL STATEMENTS

POW! ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$714,342	$578,808
Letter of credit	32,544	32,544
Accounts receivable, net of allowance for doubtful accounts of $0 at March 31, 2011 and December 31, 2010, respectively	86,950	357,814
Other receivables	18,518	1,851
Prepaid expenses	33,669	68,425
Inventory	27,026	27,356
TOTAL CURRENT ASSETS	913,049	1,066,798
PROPERTY AND EQUIPMENT, net	10,021	7,615
INTANGIBLE AND OTHER ASSETS
Trademarks, net	24,560	19,107
Deposits	2,192	2,192
TOTAL ASSETS	$949,822	$1,095,712
LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$250,792	$276,760
Advances payable	2,234,167	2,150,833
Deferred compensation	2,252,917	2,277,917
Deferred Rent	7,884	-
Derivatives Liability	30,932	62,823
TOTAL CURRENT LIABILITIES	4,776,692	4,768,333

COMMITMENT AND CONTINGENCIES, note 8

SHAREHOLDERS' DEFICIT
Common shares, $0.001 par value.
199,000,000 common shares authorized, 1,000,000 preferred shares authorized
131,721,534 common shares issued and outstanding at March 31, 2011 and December 31, 2010	131,722	131,722
Additional paid in capital	9,484,765	9,453,956
Subscription receivable, net, note 3	(1,025,042)	(1,033,497)
Accumulated deficit	(12,418,315)	(12,224,802)
TOTAL SHAREHOLDERS' DEFICIT	(3,826,870)	(3,672,621)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$949,822	$1,095,712

See notes to consolidated unaudited financial statements.

POW! ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010

REVENUES	$590,253	$502,952

OPERATING COSTS AND EXPENSES
Wages and benefits	516,277	419,499
Commission	39,067	31,250
Stock-based Compensation	-	313,032
Professional fees	89,436	25,906
Promotional and Marketing	71,502	10,942
Rent and office	37,436	28,622
Other general and administration	63,214	44,169

TOTAL OPERATING COSTS AND EXPENSES	816,932	873,420

LOSS FROM OPERATIONS	(226,679)	(370,468)

OTHER INCOME AND EXPENSES
Interest income (expense), net	1,699	(755)
Change in derivative liability	31,891	-

LOSS BEFORE TAXES	(193,089)	(371,223)

Income taxes	(424)	(2,950)

NET LOSS	$(193,513)	$(374,173)

Earnings per share:
Loss per share from continuing operations, diluted	$(0.00)	$(0.00)
Weighted average shares outstanding, diluted	131,721,534	131,721,534

See notes to consolidated unaudited financial statements.

POW! ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(193,513)	$(374,173)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Depreciation and amortization	(546)	1,642
Stock based compensation	-	313,032
Non-employee warrants and options	30,809	-
Changes in valuation of derivatives liability	(31,891)	-
Deferred Rent	7,884	-
Change in assets and liabilities:
Accounts receivable	270,864	(256,080)
Prepaid expenses	34,754	(308,036)
Inventory	330	-
Other assets	(16,667)	(785)
Deposits	-	460
Accounts payable and accrued expenses	(25,966)	(33,330)
Advances payable	83,334	425,000
Accrued commission		(125,000)
Deferred compensation	(25,000)	(731,800)
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	134,392	(1,089,070)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks	(6,405)	-
Purchase of property and equipment	(908)	(6,798)
NET CASH USED IN INVESTING ACTIVITIES	(7,313)	(6,798)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	-
Repayment of loans payable		(850,020)
Proceeds from subscriptions receivable	8,455	-
NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	8,455	(850,020)

NET INCREASE (DECREASE) IN CASH	135,534	(1,945,888)
Cash and cash equivalents at beginning of year	578,808	2,509,727
Cash and cash equivalents at end of the year	$714,342	$563,839

Supplemental disclosures of cash flow information:
Income taxes paid in cash	$424	$2,950
Interest paid in cash, accumulated since 2003	$-	$135,559

See notes to consolidated unaudited financial statements.

POW! ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
March 31, 2011
(Unaudited)

	Common Stock		Additional Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, December 31, 2009	131,721,534	$131,722	$9,016,933	$(1,044,908)	$(11,112,424)	$(3,008,677)

Issuance of stock-based compensation			313,032			313,032

Net loss	-	-	-	-	(374,173)	(374,173)
Balance, March 31, 2010	131,721,534	131,722	9,329,965	(1,044,908)	(11,486,597)	(3,069,818)

Proceeds from subscriptions receivable	-	-	-	11,411		11,411

Non-employee warrants and options			123,991			123,991

Net loss	-	-	-	-	(738,205)	(738,205)
Balance, December 31, 2010	131,721,534	131,722	9,453,956	(1,033,497)	(12,224,802)	(3,672,621)

Proceeds from subscriptions receivable				8,455		8,455

Non-employee warrants and options			30,809			30,809

Net loss	-	-	-	-	(193,513)	(193,513)
Balance, March 31, 2011	131,721,534	$131,722	$9,484,765	$(1,025,042)	$(12,418,315)	$(3,826,870)

See notes to consolidated unaudited financial statements.

POW! ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

Business Activity and Organization—The Company is a Delaware corporation, incorporated on August 17, 1998. POW! Entertainment, Inc. ("POW", "Company", “we”) has the following subsidiaries: POW! Entertainment, LLC (the operating company), QED Productions, LLC and two inactive Delaware corporations: Pharmelle, Inc and PFD, LLC.

QED Productions, LLC was formed in 2001 to acquire rights to license intellectual properties and creative assets of Mr. Stan Lee stemming from the bankruptcy of Stan Lee Media (“SLM”). The Company was not required to contribute any up-front consideration. The Company agreed with SLM that it would share revenue generated from the licensing of these properties. From the fiscal year ended December 31, 2001 to December 31, 2009, approximately $2,200 of revenue has been generated for SLM and approximately $14,000 of revenue has been generated for the Company. No revenues from the intellectual properties acquired by QED were earned for the year ended December 31, 2010 and three months ended March 31, 2011, respectively. Given the minimal revenues to date and the fact that none of the properties owned by QED are currently in development, the Company has valued these assets at $0.

We have prepared the Company’s accompanying consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended, or the Exchange Act and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three months ended March 31, 2011 and 2010 are not indicative of the results that may be expected for the fiscal year ending December 31, 2011. You should read these unaudited consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010.

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

The Company records revenue from three sources:  artist consulting, animated television and comic books royalties. In accounting for these contracts, the Company recognizes revenue when services have been rendered or when contractual parameters have been satisfied and are measureable.

On December 18, 2009, our contract with Silver Creek Pictures (“Silver Creek”), an affiliate of The Walt Disney Company,  was amended.  Effective January 1, 2010, in addition to the $550,000 per annum of recoupable advance it also includes: $1.25 million per annum in nonrecoupable artist consulting fees for providing access to Stan Lee, our Chief Creative Officer; and $700,000 per annum in a nonrecoupable accountable overhead allowance. The contract expires in December 2014. The monthly installments of the $1.25 million per year payments relating to Stan Lee’s consulting services cease in the event of, and from the time of, Stan Lee's inability to perform such services due to disability or other incapacitation.

Revenue recorded for the three months ended March 31, 2011 and 2010 totaled $502,500 and $487,500, respectively, for consulting and overhead from Silver Creek based on the guidance from ASC 605-10-25-1-a:  revenues are considered to have been earned when the entity has substantially accomplished what it must do to be entitled to the benefits represented by the revenues.

Advances Payable—The Company recorded the full $137,500 for the three months ended March 31, 2011 and 2010, respectively, as advances payable pursuant to the contractual clause in which the advances are recoupable by Silver Creek solely from any fixed and contingent compensation related to future developments, including box office bonuses and merchandising royalties.  The Company has not met the performance measurement of the revenue and accordingly has not recorded the payments as revenue. In addition, any properties that Silver Creek rejects or accepts and subsequently abandons may be offered by the Company elsewhere subject to participation by Silver Creek.  Depending on the nature of the project so offered to a third party and the time when such project was originally offered to Silver Creek, Silver Creek is entitled to either up to $100,000 per project, or the assignment of 50% or 25% of the Company’s compensation from the third-party producer.

During the three months ended March 31, 2011, the Company offset $50,000 against advances for professional services provided by Mr. Stan Lee related to a Silver Creek project considered completed by March 31, 2011 after Mr. Lee met professional obligations to the project.

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

Concentration of Credit Risk—The Company maintains cash at financial institutions which may, at times, exceed insured limits.

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

Property and Equipment—Property and equipment are stated at cost.  Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets over five years. Depreciation expense recorded for the three months ended March 31, 2011 and 2010 were ($1,498), and $1,642, respectively.

Inventory— Inventory consists of promotional items for sale, which are stated at the lower of cost or market using the first-in, first-out method.

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

The following table summarizes fair value measurements by level at March 31, 2011 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total

Cash	$714,342			$714,342

Letter of credit	$32,544			$32,544

Derivatives liability			$30,932	$30,932

The table below sets forth a summary of changes in fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2011.

Balance as of December 31, 2010	$62,823
Issuance of warrants
Change in Value	(31,891)
Balance as of March 31, 2011	$30,932

The Company’s management believes the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expense approximate fair value due to their short maturity.

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

Valuation of Derivative Instruments—ASC 815-40 (formerly SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”)  requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”) to determine whether they should be considered a derivative liability and measure at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula.  At March 31, 2011, the Company adjusted its derivative liability to its fair value, and reflected the decrease of $31,891, which represents the change in derivative from the issuance of financial instruments.

Concentrations—The Company has two major customers that individually exceeded 10% of total revenue and accounted for 98% for the three months ended March 31, 2011.  Two customers who are not major customers accounted for 97% of total accounts receivable as of March 31, 2011.

The Company has one major customer that individually exceeded 10% of the total revenue and accounted for 97% of total revenue for the three months ended March 31, 2010. The same customer also accounted for 90% of total accounts receivable as of March 31, 2010.

3.	Subscription Receivable

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

On November 15, 2005, another subscription for the principal amount of $525,000 was entered into, fully amortized over thirty years with the interest rate of 5% per annum.  The subscription is payable in equal monthly payments of $2,818.  The payments on the subscription were defaulted during the years 2005 to August 2010.  For the three months ended March 31, 2011, three payments of $2,818 have been received. The subscription is collateralized by a Deed of Trust granting rights to a residential property.

4.	Deferred Compensation

Deferred compensation consists of accrued but unpaid salaries of executives, which will be paid as the Company increases its cash, over time, or by obtaining additional financing.   The balance at March 31, 2011 reflects an increase of $12,500 and a repayment of $37,500 during the three months ended March 31, 2011.

5.	Other Receivable—Related Party

During March 2011, the Company entered into an agreement with a shareholder, who is also a former employee, to loan the individual an amount totaling $66,666.  The loan is non-interest bearing and would be drawn over four months, beginning March 2011 in three week intervals until the full amount is drawn. The loan is collateralized by the stock of the Company already held by the former employee. The loan is due in full when the sale of the stock is permitted under Rule 144, after December 10, 2011. At March 31, 2011, the balance of the receivable was $16,666.

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

The fair value of stock warrants at the date of grant was estimated using the Black-Scholes option-pricing model, based on the following assumptions for the three months ended March 31, 2010:

Risk-free interest rate	1.0%
Expected life	5 years
Expected Volatility	49.0%
Dividend yield	00.0%

Total expense related to the warrants during the three months ended March 31, 2010 was $313,032. The outstanding number of warrants at March 31, 2011 was 1,300,000 shares.

7.	Warrants and Options for Non-Employees

On September 9, 2010, the Company granted options to purchase 800,000 shares of common stock to its investor relations advisor at strike price of $0.14 per share.  These options vest quarterly over a 12-month period beginning December 9, 2010, and mature in September 2015.  On November 18, 2010, the agreement was amended to increase the number of options to 830,000 shares at a strike price of $0.1905. The Company uses the guidance issued by the EITF 96-18 to scope and measure the stock options for non-employees.

Total expense related to the investor relations’ options during three months ended March 31, 2011 was $30,809.

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

A change in derivative liability was recorded to reflect a decrease of $31,891 for the three months ended March 31, 2011.

The fair value of stock warrants and options at the date of grant was estimated using the Black-Scholes option-pricing model, based on the following assumptions for the three months ended March 31, 2011:

Risk-free interest rate	1.0%
Expected life	3-5 years
Expected Volatility	46.0% - 47.0%
Dividend yield	00.0%

8.	Commitments and Contingencies

From time to time the Company may become involved in various legal proceedings in the normal conduct of its business.

On February 14, 2011, the Company and its subsidiary, QED Productions, LLC, were named in a lawsuit citing, among other things, trademark infringement. The Company filed a motion to dismiss the lawsuit on March 15, 2011. In the alternative, the Company’s motion requested that the Court stay the proceedings pending resolution of SLM’s appeal to the U.S. Court of Appeals for the Second Circuit.  On April 25, 2011, the Court held oral argument on the motion and indicated that a written decision would follow. While the outcome of the foregoing proceedings cannot be predicted with certainty, after consulting with legal counsel, the Company believes that it will prevail and that the foregoing litigation will not have a material adverse affect on its business, financial position and results of operations or cash flows taken as a whole.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS
Some of the statements in the Form 10-Q are forward-looking statements about what may happen in the future. Forward-looking statements include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans. The forward-looking statements in the Form 10-Q are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events.  The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements.  We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You should review carefully all information, including the discussion of risk factors under “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K for the year ended December 31, 2010.  Any forward-looking statements in the Form 10-Q are made only as of the date hereof and, except as may be required by law, we do not have any obligation to publicly update any forward-looking statements contained in this Form 10-Q to reflect subsequent events or circumstances.

Overview

The Company is a multimedia development and licensing company that creates and licenses animated and live-action fantasy and superhero entertainment content and merchandise, leveraging the creative output and branded image of Stan Lee.  The Company develops originally created franchises for new media such as mobile, on-line, and videogames, where content is currently in high demand, and for traditional entertainment media such as feature length films in both live action and animation, DVD, television programming, merchandising and related ancillary markets. All of the Company’s intellectual property, which may include characters and stories, is vertically integrated in that each property is developed into as many products as possible, to create a branded franchise to accelerate global identity from the synergy created across various media.

During fiscal year 2011 and 2012, the Company plans to focus on:

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

Recent Events

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

Under the Stan Lee Comics brand, a comic book series called The Governator was announced on April 4, 2011 to become an animated television series, featuring the animated life of movie celebrity Arnold Schwarzenegger.  The expected revenue, if any, of the animated television series of The Governator cannot be determined at this time.

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

The Silver Creek Agreement, including all amendments, are exhibits to the Form 10 filed with the Securities and Exchange Commission on December 10, 2010 and the foregoing summary is subject to the actual terms provided therein.

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

Results of Operations

We believe that, due to the complex nature and long term cycle of our business operations, period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance. However, it is still important that you review the audited financial statements filed on the Form 10-K for the year ended December 31, 2010 and the related notes in addition to thoroughly reading our current plan of operations.

For Three Months Ended March 31, 2011 and 2010

The Company’s revenues for the three months ended March 31, 2011 increased by $87,301 or 17.4% compared to the three months ended March 31, 2010.  This increase was due to a one-time payment of approximately $78,000 from an animated television series airing in Japan. Our net loss decreased from $374,173 or 48.3% for the three months ended March 31, 2010 to $193,513 for the three months ended March 31, 2011.

Total operating costs and expenses decreased by $56,488 or 6.5% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The decrease in total general and administrative expenses was primarily attributable to and was also offset by the following:

•
Decrease in warrants issued to two executives to purchase common stock for the deferral of compensation in prior years, resulting in a non-cash stock-based compensation expense of $313,032 incurred during the three month ended March 31, 2010;

•	Salaries and related employee benefits increased by $96,778 from salaries for new employees with related increase in employee benefits;

•
Increase in professional fees by $63,530 compared to the three months ended March 31, 2010 related to legal and audit fees to prepare for filing the Company’s Form 10 and the responses of comment letters from the Securities and Exchange Commission;

•
Increase in promotional fees of $60,560 for investor relations for various events to market and promote the Company and the Stan Lee Brand.  Included in the increase was a non-cash expense of $30,826 in investor relations fees related to stock options expenses issued to the investor relations advisor; and

•	The valuation of derivatives liabilities related to the stock options issued to a consultant during 2010 decreased by $31,891.

Liquidity and Capital Resources

Our current liquidity and capital resources are provided principally through our current agreement with Silver Creek Pictures.  As of March 31, 2011 and December 31, 2010, cumulative advances received from Silver Creek were $2,234,167 and $2,150,833, respectively.  These amounts are recoupable by Silver Creek solely from any fixed and contingent compensation related to future developments, including box office bonuses and merchandising royalties.

If Silver Creek stops paying installments of the $1,250,000 per annum that it pays for Stan Lee’s consulting services paid to the Company as part of the $2.5 million obligation per annum as a result of any future death or disability of Stan Lee, the Company believes that revenues from various projects that it has “in development” with other parties or that may shortly go into development with other parties will make up all or a portion of the lost revenue. To the extent that it does not, and to the extent that the Company is unable to raise funds from investments to cover any shortfall, the Company will have to reduce its expenses, as it has done in the past, by such approaches as deferring portions of its executive officer’s salaries and reducing staff.

Included in the current liabilities are deferred compensations to three executives totaling $2,252,917 and $2,277,917 as of March 31, 2011 and December 31, 2010, respectively.  These amounts date back to 2001 and will be payable as the Company increases its cash flow and/or obtains additional financing.  For the three months ended March 31, 2011, pursuant to the deferred compensation agreement with two executives, the Company paid down deferred compensation totaling $37,500. The Company also increased the deferred compensation for Gill Champion by $12,500 during the three months ended March 31, 2011.

Off Balance Sheet Arrangements

We are not party to any material off-balance sheet financing arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there are material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the current period that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of March 31, 2011. We have disclosed to our auditors and the Board of Directors such deficiencies.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time the Company may become involved in various legal proceedings in the normal conduct of its business.

Stan Lee Media, Inc. and Related Litigation

Stan Lee Media, Inc. (“SLM”) was a publicly-traded entity listed on the NASDAQ during 1999.  SLM operated as a typical dot com company during the dot com bubble, in that it created and developed new properties and franchises for the internet, in this case under the Stan Lee signature, but without any sustainable revenue source other than new debt or equity financings.  While Stan Lee was the Chairman of the Board of Directors and Chief Creative Officer of SLM and, Gill Champion was the Chief Operating Officer of SLM, the President and Chief Executive Officer of SLM was a party who is unrelated to the Company. Stan Lee terminated his employment agreement with SLM in January 2001 because, among other reasons, SLM had ceased paying him thereunder.

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

This Colorado action, captioned P.F.P. Family Holdings v. Stan Lee Media Inc. (the “PFP Suit”) has recently been resolved with the determination that certain individuals claiming to be the directors of SLM were validly elected.

On July 9, 2007, SLM filed a lawsuit in the United States District Court for the Central District of California against Stan Lee, QED and the Company entitled Stan Lee Media, Inc. v. Lee, et al. (the “SLM Suit”).   In this suit, SLM sought declaratory relief and asserted claims for misappropriation of corporate opportunity, breach of contract, civil conspiracy, an accounting for profit, violation of the Lanham Act, copyright infringement, cyber squatting, and unfair business practices naming various defendants, including the Company.  Specifically, SLM petitioned the court for an order declaring that SLM is the rightful owner of certain intellectual property and, as such, is the only entity that can use and benefit from such property.  As in the QED Suit, the court stayed the case pending the outcome of the PFP Suit. In January 2011, the U.S. District Court for the Central District of California directed that SLM file a Consolidated Complaint in that Court, consolidating all the litigation pending in that Court.  On February 14, 2011,  SLM filed its Consolidated Complaint seeking substantially the same relief sought in the initial complaint described above and the complaints filed and dismissed in New York as described below. On March 15, 2011, the Company filed a motion to dismiss the newest complaint on the grounds that the claims are barred by res judicata and statutes of limitation, among other grounds, based in part on the New York decisions described below. In the alternative, the Company’s motion requested that the Court stay the proceedings pending resolution of SLM’s appeal to the U.S. Court of Appeals for the Second Circuit, described below.  On April 25, 2011, the Court held oral argument on the motion and on May 4, 2011, stayed this action pending resolution of SLM’s appeal to the U.S. Court of Appeals for the Second Circuit. The Company believes that the claims are meritless.

In 2009 a $750,000,000 lawsuit was filed on behalf of SLM against Marvel Entertainment, the Company and other defendants in an action entitled Abadin v. Marvel Entertainment, Inc., et al. , in the U.S. District Court, Southern District of New York (the “Abadin Suit”), claiming, among other things, that SLM owned various intellectual property including the intellectual property at issue in the QED Suit and the SLM Suit, and including all the Marvel characters and the Marvel name.  The various causes of action alleged by plaintiffs in this case were all dismissed pursuant to an Order of the Court filed on March 31, 2010. The Abadin Court noted first that “the heart of the alleged wrongdoing is the transfer to Marvel by Stan Lee of what Stan Lee had previously conveyed to and thus belonged to SLMI.  That occurred in 1998 but Abadin and his co-plaintiff did not acquire their SLMI shares until 1999, more than a year after the purported illegal conduct. . . . [A]ccordingly they lack . . . standing.”  The Court then noted that the Plaintiffs were included in a prior class action that was settled.  Therefore the Court found that “Plaintiffs’ claims against Lee and Lieberman . . . are barred under . . . the Settlement”.  The Court then noted that with regard to Plaintiffs’ Count I, a copyright claim, that “California law limits personal service contracts to 7 years. . . . . Lee’s obligations were statutorily terminated in 2005.”  With respect to Plaintiffs’ Count II, Lanham Act Claims against Lee and Marvel, the Court held that “The pleading of Lanham Act violation is inadequate” and that any claim would be time barred since any alleged violation would have “occurred no later than October or November, 1998” and that “The Statute of Limitation is six years”. As to Plaintiffs’ Count III, Breach of Contract, the Court held “There is absolutely no doubt that Lee terminated the 1998 agreement in writing in 2001.  The statute of limitations began running at that time.  It is now expired”.  As to Plaintiffs’ Count IV, Tortious Interference with Contract, the Court held that “Plaintiffs’ claims . . . are insufficient.” The Court also held that “the three year statute of limitations . . . expired in 2001.” The Court fount Plaintiffs’ Count V, Breach of Fiduciary Duty to be “redundant to Plaintiffs other claims” which he had dismissed; that the “statute of limitations . . . is 3 years” which had passed; and that this count was “internally inconsistent with other allegations”.  The Court found that as to Plaintiffs Count VI, Aiding and Abetting Breach of Fiduciary Duty, “with respect to Lee, . . there is not a sufficient plausible allegation” and that with regard Lieberman “He owed no fiduciary duty to SLMI”.  And with respect to Plaintiff’s last Counts, Count VII and VIII, Constructive Trust and Accounting, that these are “remedies for wrongs; and not wrongs themselves.  Since Counts I-VI are dismissed, there is no basis for [such relief].  Further, substantially all of the alleged wrongs are barred by the statute of limitations.”  The plaintiffs in the Abadin case filed an appeal of the dismissal of its case, but failed to perfect the appeal, which as a result was dismissed.  Therefore, the dismissal of this case is now final and binding.

SLM sought to re-file almost identical claims to intellectual property created or co-created by Stan Lee by moving to become a party to in another federal action in New York on July 26, 2010. On February 4, 2011, U. S. District Judge Robert W. Sweet of the Southern District of New York denied SLM’s application to file its proposed motion.  Among numerous other reasons for denying  SLM’s complaint, the court held that SLM’s “proposed Amended Complaint is barred” because SLM claims had already been dismissed based on the statute of limitations and other grounds, and that determination barred SLM from asserting the same claims in another action. SLM has appealed Judge Sweet’s decision to the United States Court of Appeals for the Second Circuit.  SLM is required to file its brief on appeal no later than June 9, 2011.

ITEM 1A—RISK FACTORS

There were no material changes from the risk factors set forth in the “Risk Factors” section of our Form 10-K filed with the SEC on March 28, 2011.  Please refer to this section for disclosures regarding the risks and uncertainties in our business.

ITEM 6—EXHIBITS

Exhibit No.	Description

31.1	Certification by Chief Executive Officer
31.2	Certification by Acting Chief Financial Officer
32.1	Section 1350 Certification by Principal Executive Officer
32.2	Section 1350 Certification by Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POW! Entertainment, Inc.

May 6, 2011	By:	/s/ GILL CHAMPION
Gill Champion
President and Chief Executive Officer
Principal Executive Officer

May 6, 2011	By:	/s/ BICK LE
Bick Le
Acting Chief Financial Officer
Principal Financial Officer