Form 10-Q
period 2011-06-30
POW! ENTERTAINMENT, INC.
filed 2011-08-04
CIK 1505892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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
Yes  ☒                           No  ☐

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

The number of common shares outstanding on July 30, 2011 was 132,607,356.

POW! ENTERTAINMENT, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		Page
PART I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2011 (Unaudited) and December 31, 2010 (Audited)	3

	Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2011 and June 30, 2010	4

	Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2011 and June 30, 2010	5

	Consolidated Statements of Shareholders’ Deficit (Unaudited) at June 30, 2011 and December 31, 2010	6

	Notes to Consolidated Unaudited Financial Statements	7 – 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 – 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II.	Other Information

Item 1.	Legal Proceedings	16-18

Item 1A.	Risk Factors	18

Item 6.	Exhibits	18

Signatures		19

PART I.       ITEM 1.  FINANCIAL STATEMENTS

POW! ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,115,274	$578,808
Letter of credit	32,544	32,544
Accounts receivable, net of allowance for doubtful accounts of $0 at June 30, 2011 and December 31, 2010, respectively	45,000	357,814
Other receivables	67,964	1,851
Prepaid expenses	59,600	68,425
Inventory	27,026	27,356
TOTAL CURRENT ASSETS	1,347,408	1,066,798

PROPERTY AND EQUIPMENT, net	9,947	7,615
INTANGIBLE AND OTHER ASSETS
Trademarks, net	24,560	19,107
Deposits	2,192	2,192
TOTAL ASSETS	$1,384,107	$1,095,712

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$164,315	$276,760
Advances payable	2,271,667	2,150,833
Deferred compensation	2,227,917	2,277,917
Deferred rent	31,538	-
Derivatives liability	23,767	62,823
TOTAL CURRENT LIABILITIES	4,719,204	4,768,333

COMMITMENT AND CONTINGENCIES, note 9

SHAREHOLDERS' DEFICIT
Common shares, $0.001 par value.
199,000,000 common shares authorized, 1,000,000 preferred shares authorized
132,380,142 common shares issued and outstanding
at June 30, 2011 and December 31, 2010	132,381	131,722
Additional paid-in capital	9,488,920	9,453,956
Subscription receivable, net, note 3	(1,016,587)	(1,033,497)
Accumulated deficit	(11,939,811)	(12,224,802)
TOTAL SHAREHOLDERS' DEFICIT	(3,335,097)	(3,672,621)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,384,107	$1,095,712

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

REVENUES	$1,078,132	$498,426	$1,668,385	$1,001,378

OPERATING COSTS AND EXPENSES
Wages and benefits	436,621	450,117	952,899	869,617
Commission	37,522	31,250	76,589	62,500
Stock-based compensation	6,220	0	6,220	313,032
Professional fees	44,711	88,821	134,147	114,727
Promotional and marketing	15,118	10,496	86,620	21,437
Rent and office	38,875	36,342	76,311	64,964
Other general and administration	64,798	46,772	128,011	90,941

TOTAL OPERATING COSTS AND EXPENSES	643,865	663,798	1,460,797	1,537,218

INCOME (LOSS) FROM OPERATIONS	434,267	(165,372)	207,588	(535,840)

OTHER INCOME AND (EXPENSES)
Interest income (expense), net	392		2,091	(755)
Income from legal settlement	50,000		50,000	-
Gain on change of derivative value	7,165		39,056	-

INCOME (LOSS) BEFORE TAXES	491,824	(165,372)	298,735	(536,595)

Income taxes	(13,320)	(4,230)	(13,744)	(7,180)

NET INCOME (LOSS)	$478,504	$(169,602)	$284,991	$(543,775)

Net Income (loss) per share
Basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)
Weighted average shares outstanding, basic	131,941,070	131,721,534	131,831,302	131,721,534
Weighted average shares outstanding, diluted	131,982,834	131,721,534	132,023,295	131,721,534

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$284,991	$(543,775)
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Depreciation and amortization	976	5,162
Stock based compensation	6,220	313,032
Non-employee warrants and options	29,403	-
Changes in valuation of derivatives liability	(39,056)	-
Deferred Rent	31,538	-
Change in assets and liabilities:
Accounts receivable	312,814	(837,426)
Prepaid expenses	8,825	(139,059)
Inventory	330	-
Other receivable	(66,113)	(194)
Deposits	-	460
Accounts payable and accrued expenses	(112,445)	(3,694)
Advances payable	120,834	562,500
Accrued commission		(125,000)
Deferred compensation	(50,000)	(744,300)

NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	528,317	(1,512,294)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks	(6,405)	-
Purchase of property and equipment	(2,356)	(9,616)

NET CASH USED IN INVESTING ACTIVITIES	(8,761)	(9,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans payable	-	(850,020)
Proceeds from subscriptions receivable	16,910	-

NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	16,910	(850,020)

NET INCREASE (DECREASE) IN CASH	536,466	(2,371,930)
Cash and cash equivalents at beginning of year	578,808	2,509,727
Cash and cash equivalents at end of the period	$1,115,274	$137,797

Supplemental disclosures of cash flow information:
Income taxes paid in cash	$13,744	$7,180
Interest paid in cash	$-	$135,559

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
June 30, 2011
(UNAUDITED)

	Common Stock		Additional Paid-	Subscription	Accumulated
	Shares	Amount	in Capital	Receivable	Deficit	Total

Balance, December 31, 2009	131,721,534	$131,722	$9,016,933	$(1,044,908)	$(11,112,424)	$(3,008,677)
Stock-based compensation	-	-	313,032	-	-	313,032
Net loss	-	-	-	-	(543,775)	(543,775)
Balance, June 30, 2010	131,721,534	131,722	9,329,965	(1,044,908)	$(11,656,199)	$(3,239,420)
Proceeds from subscriptions receivable	-	-	-	11,411	-	11,411
Non-employee warrants and options			123,991	-	-	123,991
Net loss	-	-	-	-	(568,603)	(568,603)
Balance, December 31, 2010	131,721,534	131,722	9,453,956	(1,033,497)	(12,224,802)	(3,672,621)
Proceeds from subscriptions receivable	-	-	-	16,910	-	16,910
Non-employee warrants and options	-	-	29,403	-	-	29,403
Common stock issued for future services	658,608	659	5,561	-	-	6,220
Net income	-	-	-	-	284,991	284,991
Balance, June 30, 2011	$132,380,142	$132,381	$9,488,920	$(1,016,587)	$(11,939,811)	$(3,335,097)

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

Business Activity and Organization—The Company is a Delaware corporation, incorporated on August 17, 1998. POW! Entertainment, Inc. ("POW", "Company", “we”) has the following subsidiaries: POW! Entertainment, LLC (the operating company), QED Productions, LLC and two inactive Delaware corporations: Pharmelle, Inc and PFD, LLC.

QED Productions, LLC was formed in 2001 to acquire rights to license intellectual properties and creative assets of Mr. Stan Lee stemming from the bankruptcy of Stan Lee Media (“SLM”). The Company was not required to contribute any up-front consideration. The Company agreed with SLM that it would share revenue generated from the licensing of these properties. From the fiscal year ended December 31, 2001 to December 31, 2009, approximately $2,200 of revenue has been generated for SLM and approximately $14,000 of revenue has been generated for the Company. No revenues from the intellectual properties acquired by QED were earned for the year ended December 31, 2010 and three and six months ended June 30, 2011, respectively. Given the minimal revenues to date and the fact that none of the properties owned by QED are currently in development, the Company has valued these assets at $0.

We have prepared the Company’s accompanying consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended, or the Exchange Act and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three and six months ended June 30, 2011 and 2010 are not indicative of the results that may be expected for the fiscal year ending December 31, 2011. You should read these unaudited consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting its business. The Company's ability to continue as a going concern is dependent upon various factors including, among others, its ability to increase revenues, reduce its operating losses and negative cash flows. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets and liabilities that may result should we not be able to continue as a going concern.

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

The Company records revenue from these sources:  artist consulting, film rights, animated television and comic-book royalties. In accounting for these contracts, the Company recognizes revenue when services have been rendered or when contractual parameters have been satisfied and are measureable.

On December 18, 2009, our contract with Silver Creek Pictures (“Silver Creek”), an affiliate of The Walt Disney Company  was amended.  Effective January 1, 2010, in addition to the $550,000 per annum of recoupable advance it also includes: $1.25 million per annum in nonrecoupable artist consulting fees for providing access to Stan Lee, our Chief Creative Officer; and $700,000 per annum in a nonrecoupable accountable overhead allowance. The contract expires in December 2014. The monthly installments of the $1.25 million per year payments relating to Stan Lee’s consulting services cease in the event of, and from the time of, Stan Lee's inability to perform such services due to disability or other incapacitation.

Revenue from Silver Creek is recorded based on the guidance from ASC 605:  revenues are considered to have been earned when the entity has substantially accomplished what it must do to be entitled to the benefits represented by the revenues. Revenue for consulting and overhead from Silver Creek for the three months ended June 30, 2011 and 2010 totaled $487,500, respectively. For the six months ended June 30, 2011 and 2010, revenue for consulting and overhead from Silver Creek totaled $990,000, and $975,000.

The Company also recognized revenues for the three months and six months ended June 30, 2011 for film rights sold to a third party for $500,000.  The Company established that revenue for the project was earned after the copyright was filed with the US copyright office to be transferred to the third party pursuant to the purchase contract.

Advances Payable—The Company recorded the full $275,000 for the six months ended June 30, 2011 and 2010, respectively, as advances payable pursuant to the contractual clause in which the advances are recoupable by Silver Creek solely from any fixed and contingent compensation related to future developments, including box office bonuses and merchandising royalties.  The Company has not met the performance measurement of the revenue and accordingly has not recorded the payments as revenue. In addition, any properties that Silver Creek rejects or accepts and subsequently abandons may be offered by the Company elsewhere subject to participation by Silver Creek.  Depending on the nature of the project so offered to a third party and the time when such project was originally offered to Silver Creek, Silver Creek is entitled to receive up to $100,000 per project, and the assignment of 50% or 25% of the Company’s compensation from the third-party producer.

For the six months ended June 30, 2011, the Company offset $50,000 against advances for professional services provided by Mr. Stan Lee related to a Silver Creek project considered completed after Mr. Lee has met professional obligations to the project. The Company also remitted to Silver Creek $100,000 pursuant to the advances payable referenced above for the film rights sold to a third party.

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

Property and Equipment—Property and equipment are stated at cost.  Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets over five years. Depreciation expense recorded for the three months ended June 30, 2011 and 2010 were $1,522 and $3,520, respectively. For the six months ended June 30, 2011 and 2010, depreciation expenses were $24 and $5,162, respectively.

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

The following table summarizes fair value measurements by level at June 30, 2011 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash	$1,115,274			$1,115,274
Letter of credit	$32,544			$32,544
Derivatives liability			$23,767	$23,767

The table below sets forth a summary of changes in fair value of the Company’s Level 3 liabilities for the six months ended June 30, 2011.

Balance as of December 31, 2010	$62,823
Issuance of warrants
Change in Value	(39,056)
Balance as of June 30, 2011	$23,767

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

Earnings Per Share-Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common share equivalents had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. For the three and six months ended June 30, 2011 and 2010, the 1,300,000 warrants outstanding for executives would have an anti-dilutive effect and were excluded from calculation for diluted earnings per share.

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
Numerator -
Net income attributable to common
Shareholders	$478,504	$284,991
Denominator -
Weighted-average number of common
Shares outstanding during the period	131,941,070	131,831,302
Dilutive effect of stock options and warrants	41,764	191,993
Common stock and common stock
Equivalents used for diluted earnings per share	131,982,834	132,023,295

Valuation of Derivative Instruments—ASC 815-40 (formerly SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”)  requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”) to determine whether they should be considered a derivative liability and measure at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula.  At June 30, 2011, the Company adjusted its derivative liability to its fair value, and reflected the decrease of $39,056, which represents the gain on change in derivative.

Concentrations—The Company has two and one major customers that individually exceeded 10% of total revenue and accounted for 92% and 98% for the three months ended June 30, 2011 and 2010, respectively.

The Company has two and one major customers that individually exceeded 10% of the total revenue and accounted for 89% and 97% of total revenue for the six months ended June 30, 2011 and 2010, respectively.

Three customers who are not major customers accounted for 100% of total accounts receivable as of June 30, 2011. One major customer accounted for 98% of total accounts receivable as of June 30, 2010.

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

On November 15, 2005, another subscription for the principal amount of $525,000 was entered into, fully amortized over thirty years with the interest rate of 5% per annum.  The subscription is payable in equal monthly payments of $2,818.  The payments on the subscription were defaulted during the years 2005 to August 2010.  For the six months ended June 30, 2011, six payments of $2,818 have been received. The subscription is collateralized by a Deed of Trust granting rights to a residential property.

4.	Deferred Compensation

Deferred compensation consists of accrued but unpaid salaries of executives, which will be paid as the Company increases its cash, over time, or by obtaining additional financing.  The balance at June 30, 2011 reflects an increase of $25,000 and a repayment of $75,000 during the six months ended June 30, 2011.

5.	Other Receivable—Related Party

During March 2011, the Company entered into an agreement with a minority shareholder, who is also a former employee, to loan the individual an amount totaling $66,667.  The loan is non-interest bearing and would be drawn over four months, beginning March 2011 in three week intervals until the full amount is drawn. The loan is collateralized by the stock of the Company already  owned by such shareholder. The loan is due in full when the sale of the stock is permitted under Rule 144, after December 10, 2011. At June 30, 2011, the balance of the receivable was $66,667.

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

The Company adopted the provisions of ASC 718 (formerly SFAS.123(R), Share-based payments which requires the measurement and recognition of compensation expense for all stock-based awards made to employees.

The fair value of stock warrants at the date of grant was estimated using the Black-Scholes option-pricing model, based on the following assumptions for the six months ended June 30, 2010:

Risk-free interest rate	1.0%
Expected life	5 years
Expected Volatility	49.0%
Dividend yield	00.0%

Total expense related to the warrants during the six months ended June 30, 2010 was $313,032. The outstanding number of warrants at June 30, 2011 was 1,300,000 shares.

7.	Restricted Stock Grant

On June 1, 2011, the Company granted restricted stock to an employee.  The agreement calls for grants of common stock at fair market value of $0.17 per share equaling to 0.05% of the company outstanding shares or 658,608 shares to be vested equally each on December 1, 2011, 2012 and 2013.

The Company adopted the guidance provided by ASC 718 to measure and record the expense on a straight-line basis over the requisite service period for the entire award.  Stock-based compensation recognized by the Company for the three and six months ended June 30, 2011 totaled $6,220.

8.	Warrants and Options for Non-Employees

On September 9, 2010, the Company granted options to purchase 800,000 shares of common stock to its investor relations advisor at strike price of $0.14 per share.  These options vest quarterly over a 12-month period beginning December 9, 2010, and mature in September 2015.  On November 18, 2010, the agreement was amended to increase the number of options to 830,000 shares at a strike price of $0.1905. The Company uses the guidance in FASB ASC 505-50 (formerly EITF 96-18) to scope and measure the stock options for non-employees.

Total expense related to the investor relations’ options during three and six months ended June 30, 2011 was ($1,404) and $29,403, respectively.

On June 1, 2011, the Company terminated the contract with the investor relations advisor.  Pursuant to the contract, the Company reserved the right to cancel one-third vesting of the options to purchase 830,000 shares.  On July 13, 2011, the investor relations advisor exercised all vested shares or 622,500 shares on a cashless basis.  The below illustrates the conversion of 622,500 shares on a cashless basis to derive at 227,214 shares issued:

a)	Cash exercise price = 622,500 option shares x $0.1905 (exercise price) = $118,586
b)	Shares needed to pay for exercise price = $118,586 cash exercise price/ $0.30 (closing market price on 7/13/11) = 395,286 shares
c)	Shares to issue per option exercise = 622,500 shares - 395,286 shares = 227,214 shares

On December 2, 2010, the Company issued warrants to purchase 350,000 shares of common stock at $0.1905 per share in lieu of the remaining balance of an accrued commission of $125,000 to a consultant. The contract has an anti-dilutive clause, vests immediately and expires in December 2012. Accordingly, the Company uses the guidance in ASC 815-40-15 to scope and measure the warrants for non-employees as a derivative liability.

A gain on change in derivative liability was recorded to reflect a decrease of $7,165 and $39,056 for the three and six months ended June 30, 2011, respectively.

The fair value of both the stock warrants and options at the date of grant and derivative liability was estimated using the Black-Scholes option-pricing model, based on the following assumptions for the three and six months ended June 30, 2011:

Risk-free interest rate	0.8% to 1.6%
Expected life	1.5-4.5 years
Expected Volatility	46.0%
Dividend yield	00.0%

9.	Commitments and Contingencies

From time to time the Company may become involved in various legal proceedings in the normal conduct of its business.

On February 14, 2011, the Company and its subsidiary, QED Productions, LLC, were named in a lawsuit citing, among other things, trademark infringement. The Company filed a motion to dismiss the lawsuit on March 15, 2011. In the alternative, the Company’s motion requested that the Court stay the proceedings pending resolution of SLM’s appeal to the U.S. Court of Appeals for the Second Circuit.  On May 6, 2011, the Court granted the Company’s alternative motion and stayed the proceedings.  While the outcome of the foregoing proceedings cannot be predicted with certainty, after consulting with legal counsel, the Company believes that it will prevail and that the foregoing litigation will not have a material adverse affect on its business, financial position and results of operations or cash flows taken as a whole.

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

Recent Events

During June 2011, the Company sold film rights to a third party for an Asian superhero epic in the amount of $500,000.  The contract calls for a payment of an additional $375,000 upon commencement of principal photography.  The Company would also be entitled to additional payments if the project is made into sequels.  There can be no assurance if or when such principal photography will commence, or that the project will result in sequels.

The Company has recently partnered with other third parties to create branding for outside franchises, called co-branding.  During March 2010, the Company entered into an agreement with a third party to create characters for each of the 30 franchise teams of the National Hockey League.  During January 2011, the co-branding was completed and announced during the NHL All-Star Game.  The branding of the 30 franchises will appear in all forms of merchandising and ancillary markets, as well as all forms of media. The revenue to the Company, if any, related to this project is not expected to be realized before year 2012-2013.  However, the momentum of the Stan Lee Brand has been brought into the forefront of media attention, which the Company hopes will accelerate other projects we have “in development” with other partners.

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

In addition, any properties that Silver Creek rejects or accepts and subsequently abandons may be offered by the Company elsewhere subject to participation by Silver Creek.  Depending on the nature of the project so offered to a third party and the time when such project was originally offered to Silver Creek, Silver Creek is entitled to receive up to $100,000 per project, and the assignment of 50% or 25% of the Company’s compensation from the third-party producer.

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

For Three Months Ended June 30, 2011 and 2010

The Company’s revenues for the three months ended June 30, 2011 increased by $579,706 or 116.3% compared to the three months ended June 30, 2010.  The increase stemmed from the sale of film rights totaling $500,000 to a third party.

For the three months ended June 30, 2011, net income totaled $478,504 or 382.1% compared to a net loss of $169,602 for the three months ended June 30, 2010. Included in the net income for June 30, 2011 is $50,000 of earnings from a legal dispute which arose in 2010.

Total operating costs and expenses for the three months ended June 30, 2011 decreased by $19,933 or 3% compared to the three months ended June 30, 2010.The decrease in total general and administrative expenses was primarily attributable to and was also offset by the following:

•	Salaries and related employee benefits decreased by $13,496 due to switching to a less expensive health insurance plan;

•	Professional expenses decreased by $44,110 in reduced legal expenses due primarily to the absence of prior year legal costs related to the Form 10 filing; and,

•	Increase in other general and administration expenses by $18,026 due to travel and expenses related to the promotions of various projects.

For Six Months Ended June 30, 2011 and 2010

The Company’s revenues for the six months ended June 30, 2011 increased by $667,007 or 66.6% compared to the six months ended June 30, 2010.  The increase was primarily from the sale of film rights totaling $500,000 to a third party.  Other revenues stemmed from approximately $152,000 from royalties, including a one-time payment of approximately $78,000 for an animated television series airing in Japan.

For the six months ended June 30, 2011, net income totaled $284,991 or 152.4% compared to a net loss of $543,775 for the six months ended June 30, 2010. Included in the net income for June 30, 2011 is $50,000 of earnings from a legal dispute which arose in 2010.

Total operating costs and expenses for the six months ended June 30, 2011 decreased by $76,421 or 5.0% compared to the six months ended June 30, 2010. The decrease in total general and administrative expenses was primarily attributable to and was also offset by the following:

•	Decrease in stock-based compensation by $306,812 attributable to warrants awarded to two executives for the six months ended June 30, 2010;

•	Salaries and related employee benefits increased by $83,282 from salaries for new employees and increased employee benefits;

•
Increase in promotional fees of $65,183 for investor relations for various events to market and promote the Company and the Stan Lee Brand.  Included in the increase was a non-cash expense of $29,403 in investor relations fees related to stock options expenses issued to the investor relations advisor; and

•	Increase in other general and administration expenses by $37,070 due to travel and expenses related to the promotions of various projects.

Liquidity and Capital Resources

Our current liquidity and capital resources are provided principally through our current agreement with Silver Creek Pictures.  As of June 30, 2011 and December 31, 2010, cumulative advances received from Silver Creek were $2,271,667 and $2,150,833, respectively.  These amounts are recoupable by Silver Creek solely from any fixed and contingent compensation related to future developments, including box office bonuses and merchandising royalties.

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

Included in the current liabilities are deferred compensations to three executives totaling $2,227,917 and $2,277,917 as of June 30, 2011 and December 31, 2010, respectively.  These amounts date back to 2001 and will be payable as the Company increases its cash flow and/or obtains additional financing.  For the six months ended June 30, 2011, pursuant to the deferred compensation agreement with two executives, the Company paid down deferred compensation totaling $75,000. The Company also increased the deferred compensation for Gill Champion by $25,000 during the six months ended June 30, 2011.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of June 30, 2011. We have disclosed to our auditors and the Board of Directors such deficiencies. There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

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

On July 9, 2007, SLM filed a lawsuit in the United States District Court for the Central District of California against Stan Lee, QED and the Company entitled Stan Lee Media, Inc. v. Lee, et al. (the “SLM Suit”).   In this suit, SLM sought declaratory relief and asserted claims for misappropriation of corporate opportunity, breach of contract, civil conspiracy, an accounting for profit, violation of the Lanham Act, copyright infringement, cyber squatting, and unfair business practices naming various defendants, including the Company.  Specifically, SLM petitioned the court for an order declaring that SLM is the rightful owner of certain intellectual property and, as such, is the only entity that can use and benefit from such property.  As in the QED Suit, the court stayed the case pending the outcome of the PFP Suit. In January 2011, the U.S. District Court for the Central District of California directed that SLM file a Consolidated Complaint in that Court, consolidating all the litigation pending in that Court.  On February 14, 2011, SLM filed its Consolidated Complaint seeking substantially the same relief sought in the initial complaint described above and the complaints filed and dismissed in New York as described below. On March 15, 2011, the Company filed a motion to dismiss the newest complaint on the grounds that the claims are barred by res judicata and statutes of limitation, among other grounds, based in part on the New York decisions described below. In the alternative, the Company’s motion requested that the Court stay the proceedings pending resolution of SLM’s appeal to the U.S. Court of Appeals for the Second Circuit, described below.  On May 6, 2011, the Court granted the Company’s alternative motion and stayed the action proceedings. The Company believes that the claims are meritless.

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

SLM sought to re-file almost identical claims to intellectual property created or co-created by Stan Lee by moving to become a party in another federal action in New York on July 26, 2010. On February 4, 2011, U. S. District Judge Robert W. Sweet of the Southern District of New York denied SLM’s application to file its proposed motion.  Among numerous other reasons for denying  SLM’s complaint, the court held that SLM’s “proposed Amended Complaint is barred” because SLM claims had already been dismissed based on the statute of limitations and other grounds, and that determination barred SLM from asserting the same claims in another action. SLM has appealed Judge Sweet’s decision to the United States Court of Appeals for the Second Circuit. SLM filed its brief on appeal on June 9, 2011. The Company has until September 8, 2011 to file its brief.

ITEM 1A—RISK FACTORS

There were no material changes from the risk factors set forth in the “Risk Factors” section of our Form 10-K filed with the SEC on March 28, 2011, except for the factor regarding reliance on our management and life insurance policy on an officer.  The life insurance policy for our President and Chief Executive Officer, Gill Champion, lapsed on May 22, 2011.  We are seeking to  obtain a new policy for $5 million for a term of 10 years. The policy has not been approved by the insurance company as of the filing date and no assurances can be given that such approval will be obtained.

ITEM 6—EXHIBITS

Exhibit No.	Description

10.17	Agreement, dated as of June 1, 2011 between Bick Le and POW! Entertainment, Inc.
31.1	Certification by Chief Executive Officer
31.2	Certification by Acting Chief Financial Officer
32.1	Section 1350 Certification by Principal Executive Officer
32.2	Section 1350 Certification by Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POW! Entertainment, Inc.

August 4, 2011	By:	/s/ GILL CHAMPION
Gill Champion
President and Chief Executive Officer
Principal Executive Officer

August 4, 2011	By:	/s/ BICK LE
Bick Le
Acting Chief Financial Officer
Principal Financial Officer