Form 10-Q
period 2011-09-30
POW! ENTERTAINMENT, INC.
filed 2011-11-07
CIK 1505892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

The number of common shares outstanding on October 30, 2011 was 132,607,356.

POW! ENTERTAINMENT, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		Page
PART I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2011 (Unaudited) and December 31, 2010 (Audited)	3

	Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2011 and 2010	4

	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2011 and 2010	5

	Consolidated Statements of Shareholders’ Deficit (Unaudited) at September 30, 2011	6

	Notes to Consolidated Unaudited Financial Statements	7 – 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 – 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II.	Other Information

Item 1.	Legal Proceedings	17-18

Item 1A.	Risk Factors	18

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6.	Exhibits	18

Signatures		19

PART I.       ITEM 1.  FINANCIAL STATEMENTS
POW! ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

	September 30	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$322,177	$578,808
Letter of credit	32,544	32,544
Marketable securities	752,271	-

Accounts receivable, net of allowance for doubtful accounts of $0	75,069	357,814
Other receivables	67,964	1,851
Prepaid expenses	83,329	68,425
Inventory	27,026	27,356
TOTAL CURRENT ASSETS	1,360,380	1,066,798

Property and Equipment, net	11,137	7,615
Development Costs	35,000
INTANGIBLE AND OTHER ASSETS
Trademarks, net	27,377	19,107
Deposits	2,192	2,192
TOTAL ASSETS	$1,436,086	$1,095,712

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$182,894	$276,760
Advances payable	2,409,167	2,150,833
Deferred compensation	2,152,917	2,277,917
Deferred Rent	51,123	-
Derivatives Liability	38,813	62,823
TOTAL CURRENT LIABILITIES	4,834,914	4,768,333

COMMITMENT AND CONTINGENCIES, note 9
SHAREHOLDERS' DEFICIT
Common shares, $0.001 par value.
199,000,000 common shares authorized, 1,000,000 preferred shares authorized 132,607,356 and 131,721,534, respectively, common shares issued and outstanding at September 30, 2011 and December 31, 2010	132,608	131,722
Additional paid in capital	9,507,354	9,453,956
Subscription receivable, net, note 4	(1,008,132)	(1,033,497)
Accumulated deficit	(11,979,007)	(12,224,802)
Accumulated other comprehensive income	(51,651)	-
TOTAL SHAREHOLDERS' DEFICIT	(3,398,828)	(3,672,621)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,436,086	$1,095,712

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

REVENUES	$568,568	$501,816	$2,236,953	$1,503,194

OPERATING COSTS AND EXPENSES
Wages and benefits	382,845	451,524	1,335,744	1,321,141
Commission	31,332	22,083	107,921	84,583
Stock-based Compensation	18,661	-	24,881	313,032
Professional fees	42,342	78,353	176,489	193,080
Rent and office	38,784	36,812	115,095	101,776
Other general and administration	83,568	86,752	298,198	199,130

TOTAL OPERATING COSTS AND EXPENSES	597,532	675,524	2,058,328	2,212,742

INCOME (LOSS) FROM OPERATIONS	(28,964)	(173,708)	178,625	(709,548)

OTHER INCOME AND (EXPENSES)
Interest income (expense), net	5,524	4,714	7,614	3,959
Income from legal settlement	-	-	50,000	-
Gain (loss) on change of derivative value	(15,046)	-	24,010	-

INCOME (LOSS) BEFORE INCOME TAXES	(38,486)	(168,994)	260,249	(705,589)

Income taxes	(710)	-	(14,454)	(7,180)

NET INCOME (LOSS)	$(39,196)	$(168,994)	$245,795	$(712,769)

Net Income (loss) per share
Basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.01)

Weighted average shares outstanding, basic	132,607,356	131,721,534	132,089,987	131,721,534
Weighted average shares outstanding, diluted	132,607,356	131,721,534	132,132,684	131,721,534

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$245,795	$(712,769)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,576	7,794
Stock based compensation	24,881	313,032
Non-employee warrants and options	29,403	-
Changes in valuation of derivatives liability	(24,010)	-
Deferred Rent	51,123	-
Change in assets and liabilities:
Accounts receivable	282,745	4,088
Prepaid expenses	(14,904)	(136,536)
Inventory	330	-
Other receivable	(66,113)	(194)
Development Costs	(35,000)	-
Deposits	-	460
Accounts payable and accrued expenses	(93,865)	(61,721)
Advances payable	258,334	700,000
Accrued commission		(125,000)
Deferred compensation	(125,000)	(756,800)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	536,295	(767,646)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks	(9,223)	-
Purchase of property and equipment	(5,146)	(9,959)
Purchase of marketable securities	(803,922)	-

NET CASH USED IN INVESTING ACTIVITIES	(818,291)	(9,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans payable		(850,020)
Proceeds from subscriptions receivable	25,365	3,488

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	25,365	(846,532)

NET DECREASE IN CASH	(256,631)	(1,624,137)
Cash and cash equivalents at beginning of the year	578,808	2,509,727
Cash and cash equivalents at end of the year	$322,177	$885,590
	-
Supplemental disclosures of cash flow information:
Income taxes paid in cash	$14,454	$7,180
Interest paid in cash	$-	$135,559

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
September 30, 2011
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive Income	Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total
	Shares	Amount

Balance, December 31, 2009	131,721,534	$131,722	$-	$9,016,933	$(1,044,908)	$(11,112,424)	$(3,008,677)
Stock-based compensation				313,032			313,032
Net loss	-	-		-	-	(543,775)	(543,775)
Balance, June 30, 2010	131,721,534	131,722	-	9,329,965	(1,044,908)	(11,656,199)	(3,239,420)
Proceeds from subscriptions receivable	-	-		-	11,411		11,411
Non-employee warrants and options				123,991			123,991
Net loss	-	-		-	-	(568,603)	(568,603)
Balance, December 31, 2010	131,721,534	131,722	-	9,453,956	(1,033,497)	(12,224,802)	(3,672,621)
Proceeds from subscriptions receivable					25,365		25,365
Non-employee warrants and options				29,403			29,403
Cashless options conversion	227,214	227					227
Common Stock issuance for future services	658,608	659		23,995			24,654
Accumulated other comprehensive income			(51,651)				(51,651)
Net income						245,795	245,795
Balance, September 30, 2011	132,607,356	$132,608	$(51,651)	$9,507,354	$(1,008,132)	$(11,979,007)	$(3,398,828)

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

Business Activity and Organization—The Company is a Delaware corporation, incorporated on August 17, 1998. POW! Entertainment, Inc. ("POW", "Company", “we”) has the following subsidiaries: POW! Entertainment, LLC (the operating company); QED Productions, LLC; PFD, LLC and an inactive Delaware corporation: Pharmelle, Inc.

We have prepared the Company’s accompanying consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended, or the Exchange Act and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three and nine months ended September 30, 2011 and 2010 are not indicative of the results that may be expected for the fiscal year ending December 31, 2011. You should read these unaudited consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting its business. The Company's ability to continue as a going concern is dependent upon various factors including, among others, its ability to increase revenues and reduce its operating losses and negative cash flows. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets and liabilities that may result should we not be able to continue as a going concern.

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

On December 18, 2009, our contract with Silver Creek Pictures (“Silver Creek”), an affiliate of The Walt Disney Company was amended.  Effective January 1, 2010, in addition to the $550,000 per annum of recoupable advance it also includes: $1.25 million per annum in nonrecoupable artist consulting fees for providing access to Stan Lee, our Chief Creative Officer; and $700,000 per annum in a nonrecoupable overhead allowance. The contract expires in December 2014. The monthly installments of the $1.25 million per year payments relating to Stan Lee’s consulting services cease in the event of, and from the time of, Stan Lee's inability to perform such services due to disability or other incapacitation.

Revenue from Silver Creek is recorded based on the guidance from ASC 605:  revenues are considered to have been earned when the entity has substantially accomplished what it must do to be entitled to the benefits represented by the revenues. Revenue for consulting and overhead from Silver Creek for the three months ended September 30, 2011 and 2010 totaled $487,500, respectively. For the nine months ended September 30, 2011 and 2010, revenue for consulting and overhead from Silver Creek totaled $1,477,500, and $1,462,500, respectively.

The Company also recognized revenues for the nine months ended September 30, 2011 for film rights sold to a third party for $500,000.  The Company established that revenue for the project was earned after the copyright was filed with the US copyright office to be transferred to the third party pursuant to the purchase contract.

Advances Payable—The Company recorded the full $412,500 for the nine months ended September 30, 2011 and 2010, respectively, as advances payable pursuant to the contractual clause in which the advances are recoupable by Silver Creek solely from any fixed and contingent compensation related to future developments, including box office bonuses and merchandising royalties.  The Company has not met the performance measurement of the revenue and accordingly has not recorded the payments as revenue. In addition, any properties that Silver Creek rejects or accepts and subsequently abandons may be offered by the Company elsewhere subject to participation by Silver Creek.  Depending on the nature of the project so offered to a third party and the time when such project was originally offered to Silver Creek, Silver Creek is entitled to receive up to $100,000 per project, and the assignment of 50% or 25% of the Company’s compensation from the third-party producer.

For the nine months ended September 30, 2011, the Company offset $50,000 against advances for professional services provided by Mr. Stan Lee related to a Silver Creek project considered completed after Mr. Lee has met professional obligations to the project. The Company also remitted to Silver Creek $100,000 pursuant to the advances payable referenced above for the film rights sold to a third party.

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

Cash, Cash Equivalents and Marketable Securities—Cash, cash equivalents and marketable securities include cash, certificates of deposit, mutual funds and liquid investments with original maturities of three months or less.

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

Property and Equipment—Property and equipment are stated at cost.  Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets over five years. Depreciation expense recorded for the three months ended September 30, 2011 and 2010 were $1,600 and $2,633, respectively. For the nine months ended September 30, 2011 and 2010, depreciation expenses were $1,624 and $7,794, respectively.

Inventory— Inventory consists of promotional items for sale, which are stated at the lower of cost or market using the first-in, first-out method.

Development Costs—The Company capitalizes costs directly related to the creation and development of intellectual properties that are incurred by non-employees, related to the development of scripts and stories.   The Company periodically reviews the properties in development to determine whether they will ultimately be used in the production of a film.  The costs capitalized are written off if the property has not been set for production within three years from the time of the first capitalized transaction.

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

The following table summarizes fair value measurements by level at September 30, 2011 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash	$322,177			$322,177
Letter of credit	$32,544			$32,544
Marketable securities	$752,271			$752,271
Derivatives liability			$38,813	$38,813

The table below sets forth a summary of changes in fair value of the Company’s Level 3 liabilities for the nine months ended September 30, 2011.

Balance as of December 31, 2010	$62,823
Issuance of warrants
Change in Value	(24,010)
Balance as of September 30, 2011	$38,813

The Company’s management believes the carrying amounts of accounts receivable, accounts payable and accrued expense approximate fair value due to their short maturity.

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

Earnings Per Share-Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common share equivalents had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.  For the three and nine months ended September 30, 2010, the diluted earnings per share are the same as basic earnings per share as the 1,300,000 warrants outstanding would have an anti-dilutive effect.  For the three months ended September 30, 2011, the diluted earnings per share are the same as basic earnings per share as the 1,650,000 warrants outstanding would have an anti-dilutive effect.

Nine Months Ended
September 30, 2011
Numerator -
Net income attributable to common
Shareholders	$245,795
Denominator -
Weighted-average number of common
Shares outstanding during the period	132,089,987
Dilutive effect of stock options and warrants	42,697
Common stock and common stock
Equivalents used for diluted earnings per share	132,132,684

Valuation of Derivative Instruments—ASC 815-40 (formerly SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”)  requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”) to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula.  At September 30, 2011, the Company adjusted its derivative liability to its fair value, and reflected the decrease of $24,010, which represents the gain on change in derivative.

Other Comprehensive Income

The Company’s other comprehensive income consists of unrealized losses on marketable securities categorized as available-for-sale, that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income.

Concentrations—The Company has one major customer that individually exceeded 10% of total revenue and accounted for 86% and 98% for the three months ended September 30, 2011 and 2010, respectively.

The Company has two and one major customers that individually exceeded 10% of the total revenue and accounted for 88% and 97% of total revenue for the nine months ended September 30, 2011 and 2010, respectively.

Four customers who are not major customers accounted for 100% of total accounts receivable as of September 30, 2011.  Two customers, one a major customer, accounted for 93% of total accounts receivable as of September 30, 2010.

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

On November 15, 2005, another subscription for the principal amount of $525,000 was entered into, fully amortized over thirty years with the interest rate of 5% per annum.  The subscription is payable in equal monthly payments of $2,818.  The payments on the subscription were defaulted during the years 2005 to August 2010.  For the nine months ended September 30, 2011, nine payments of $2,818 have been received. The subscription is collateralized by a Deed of Trust granting rights to a residential property.

4.	Deferred Compensation

Deferred compensation consists of accrued but unpaid salaries of executives, which will be paid as the Company increases its cash, over time, or by obtaining additional financing.   The balance at September 30, 2011 reflects an increase of $37,500 and a repayment of $162,500 during the nine months ended September 30, 2011.

5.	Other Receivable—Related Party

During March 2011, the Company entered into an agreement with a minority shareholder, who is also a former employee, to loan the individual an amount totaling $66,667.  The loan is non-interest bearing and would be drawn over four months, beginning March 2011 in three week intervals until the full amount is drawn. The loan is collateralized by the stock of the Company already owned by such shareholder. The loan is due in full when the sale of the stock is permitted under Rule 144, after December 10, 2011. At September 30, 2011, the balance of the receivable was $66,667.

6.	Share-based Compensation

On March 15, 2010, the Company granted warrants to purchase a total of 1,300,000 shares of common stock to two of its executives, 650,000 shares each. The warrants vested immediately and are exercisable for five years from the date of issuance, at a strike price of $0.40 per share. The warrants were issued in conjunction with Deferred Compensation Agreements entered into which limits payment of the outstanding deferred compensation to the two executives. These warrants have an anti-dilution clause, whereby the exercise price can be adjusted downward in the event of equity raised at a price lower than $0.40 per share.

The Company adopted the provisions of ASC 718 (formerly SFAS.123(R), Share-based payments which requires the measurement and recognition of compensation expense for all stock-based awards made to employees.

The fair value of stock warrants at the date of grant was estimated using the Black-Scholes option-pricing model, based on the following assumptions for the nine months ended September 30, 2010:

Risk-free interest rate	1.0%
Expected life	5 years
Expected Volatility	49.0%
Dividend yield	00.0%

Total expense related to the warrants during the nine months ended September 30, 2010 was $313,032. The outstanding number of warrants at September 30, 2011 was 1,300,000 shares.

7.	Restricted Stock Grant

On June 1, 2011, the Company granted restricted stock to an employee.  The agreement called for grants of common stock priced at $0.17 per share, which was the closing market price, equaling to 0.05% of the company outstanding shares or 658,608 shares to be vested equally each on December 1, 2011, 2012 and 2013.

The Company adopted the guidance provided by ASC 718 to measure and record the expense over the requisite service period for the entire award.  Stock-based compensation recognized by the Company for the three and nine months ended September 30, 2011 totaled $18,661 and $24,881, respectively.

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

Total expense related to the investor relations’ options during the nine months ended September 30, 2011 was $29,403.

On June 1, 2011, the Company terminated the contract with the investor relations advisor.  Pursuant to the contract, the Company reserved the right to cancel one-third vesting of the options to purchase 830,000 shares.  On July 13, 2011, the investor relations advisor exercised all vested shares or 622,500 shares on a cashless basis.  The below illustrates the conversion of 622,500 shares on a cashless basis to derive the 227,214 shares issued:

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

A gain on change in derivative liability was recorded to reflect a decrease of $15,046 and $24,010 for the three and nine months ended September 30, 2011, respectively.

The fair value of stock warrants and options at the date of grant and derivative liability were estimated using the Black-Scholes option-pricing model, based on the following assumptions for the three and nine months ended September 30, 2011:

Risk-free interest rate	1.0%
Expected life	3 years
Expected Volatility	96.0%
Dividend yield	00.0%

9.	Commitments and Contingencies

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

During fiscal years 2011 and 2012, the Company plans to focus on:

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

Projects in Development

The Company’s strategy is to put ideas from Stan Lee into a format where we can get various other parties (such as writers, directors, producers or studios) to agree to develop the project at such party’s expense.  The Company considers a project to be “in development” once we have packaged the projects and handed the project off to a third party.  At that point, the project has left the control of the Company and is in the purview of another person, namely the other party.  Since the Company does not control the process once it is in the hands of others it is unable to indicate with much, if any, certainty when that project will be produced or the cost that such other party may incur to produce it.  We currently have over 20 projects “in development.” A majority of projects “in development” are never produced, or are produced only after lengthy delays.

Recent Events

During June 2011, the Company sold film rights to a third party for an Asian superhero epic in the amount of $500,000.  The contract called for a purchase price of $500,000 upon transfer of copyrights filed with the US copyright office, and an additional $375,000 upon commencement of principal photography.  The Company would also be entitled to additional payments if the project is made into sequels.  There can be no assurance if or when such principal photography will commence, or that the project will result in sequels.

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

The Company’s business has several comic books published monthly in Japan and the United States in partnership with third parties.  These comic books generate royalties on a small scale, but the goal is to market and license the intellectual properties related to these comic book characters into branded franchises in other media forms i.e. full length feature films, television, video games, mobile applications and/or merchandising.  We also have entered into agreements with other comic book publishers to publish future comic books under the Stan Lee Comics brand and Stan Lee’s Kid Universe, set to be published in year 2012.  The expected revenue to the Company, if any, related to these projects cannot be determine at this time.

The Company recently partnered with other third parties to create digital worlds to develop our media platform.  The partnerships will expand our storytelling into the digital realm more quickly and effectively to reach a global audience.  The expected revenue to the Company, if any, related to these projects cannot be determine at this time.

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

For Three Months Ended September 30, 2011 and 2010

The Company’s revenues for the three months ended September 30, 2011 increased by $66,752 or 13.3% compared to the three months ended September 30, 2010.

For the three months ended September 30, 2011, net loss totaled $39,196 compared to a net loss of $168,994 for the three months ended September 30, 2010.

Total operating costs and expenses for the three months ended September 30, 2011 decreased by $77,992 or 11.5% compared to the three months ended September 30, 2010.The decrease in total general and administrative expenses was primarily attributable to and was also offset by the following:

•	Salaries and related employee benefits decreased by $68,679 primarily due to switching to a less expensive health insurance plan;

•	Professional expenses decreased by $36,011 in reduced legal expenses due primarily to the absence of prior year legal costs related to the Form 10 filing;

•	Increase in stock-based compensation for grant of restricted stock to an employee; and,

•
Other general and administration was flat due to a decrease in promotional and marketing expenses by $19,667 due to cancellation of investor relations offset by increase in other general and administration expenses by $16,483 due to travel and expenses related to the promotions of various projects.

For Nine Months Ended September 30, 2011 and 2010

The Company’s revenues for the nine months ended September 30, 2011 increased by $733,759 or 48.8% compared to the nine months ended September 30, 2010.  The increase was primarily from the sale of film rights totaling $500,000 to a third party.  Other revenues stemmed from approximately $233,759 from various royalties, including a one-time payment of approximately $78,000 for an animated television series airing in Japan.

For the nine months ended September 30, 2011, net income totaled $245,795 compared to a net loss of $712,769 for the nine months ended September 30, 2010. Included in the net income for September 30, 2011 is $50,000 of earnings from a legal dispute which arose from 2010.

Total operating costs and expenses for the nine months ended September 30, 2011 decreased by $154,414 or 7.0% compared to the nine months ended September 30, 2010. The decrease in total general and administrative expenses was primarily attributable to and was also offset by the following:

•	Decrease in stock-based compensation by $288,151 attributable to warrants awarded to two executives for the nine months ended September 30, 2010;

•	Professional fees decreased by $16,591 in reduced legal expenses due primarily to the absence of prior year legal costs related to the Form 10 filing;

•
Rent increase of $13,319 includes $51,123 of non-cash adjustment for straight-lining of GAAP rent expense; exclusive of the non-cash adjustment, rent decreased by $41,871 for six months of rent abatement from the new lease;

•
Increase in other general and administration due to promotional fees of $45,516 for investor relations for various events to market and promote the Company and the Stan Lee Brand.  Included in the increase was a non-cash expense of $29,403 in investor relations fees related to stock options expenses issued to the investor relations advisor; and

•	Increase in other general and administration expenses by $53,552 due to travel and expenses related to the promotions of various projects.

Liquidity and Capital Resources

Our current liquidity and capital resources are provided principally through our current agreement with Silver Creek Pictures.  As of September 30, 2011 and December 31, 2010, cumulative advances received from Silver Creek were $2,409,167 and $2,150,833, respectively, net of payments remitted to Silver Creek during 2011. These amounts are recoupable by Silver Creek solely from any fixed and contingent compensation related to future developments, including box office bonuses and merchandising royalties.

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

Included in the current liabilities are deferred compensations to three executives totaling $2,152,917 and $2,277,917 as of September 30, 2011 and December 31, 2010, respectively.  These amounts date back to 2001 and will be payable as the Company increases its cash flow and/or obtains additional financing.  For the nine months ended September 30, 2011, the Company paid down deferred compensation totaling $162,500, while increasing the deferred compensation by $37,500.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were not effective as of September 30, 2011. We have disclosed to our auditors and the Board of Directors such deficiencies. There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

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

SLM sought to re-file almost identical claims to intellectual property created or co-created by Stan Lee by moving to become a party in another federal action in New York on July 26, 2010. On February 4, 2011, U. S. District Judge Robert W. Sweet of the Southern District of New York denied SLM’s application to file its proposed motion.  Among numerous other reasons for denying  SLM’s complaint, the court held that SLM’s “proposed Amended Complaint is barred” because SLM claims had already been dismissed based on the statute of limitations and other grounds, and that determination barred SLM from asserting the same claims in another action. SLM has appealed Judge Sweet’s decision to the United States Court of Appeals for the Second Circuit. SLM filed its brief on appeal on June 9, 2011 and the Company’s brief on appeal was filed on September 8, 2011.  The next step will be oral argument of the appeal before the Court of Appeals for the Second Circuit. The date for the argument has not yet been scheduled by the court.

ITEM 1A—RISK FACTORS

There were no material changes from the risk factors set forth in the “Risk Factors” section of our Form 10-K filed with the SEC on March 28, 2011, except for the factor regarding reliance on our management and life insurance policy on an officer.  The life insurance policy for our President and Chief Executive Officer, Gill Champion, was renewed with a new policy for $4 million for a term of 10 years.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 13, 2011, the Company issued 227,214 shares of common stock to a former investor relations advisor upon conversion of its options to purchase common stock. The Company received no cash proceeds, but cancelled options to purchase 395,286 shares of common stock.  Refer to Note 8 in the notes to consolidated unaudited financial statements for further details therein. The issuance of the shares was made pursuant to Section 4(2) of Securities Act of 1933.

ITEM 6—EXHIBITS

Exhibit No.	Description
31.1	Certification by Chief Executive Officer
31.2	Certification by Chief Financial Officer
32.1	Section 1350 Certification by Principal Executive Officer
32.2	Section 1350 Certification by Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POW! Entertainment, Inc.

November 7, 2011	By:	/s/ GILL CHAMPION
Gill Champion
President and Chief Executive Officer
Principal Executive Officer

November 7, 2011	By:	/s/ BICK LE
Bick Le
Chief Financial Officer Principal Financial Officer