Form 10-K
period 2011-12-31
POW! ENTERTAINMENT, INC.
filed 2012-03-23
CIK 1505892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐      No ☒

As of June 30, 2011 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (computed by reference to the closing price of $0.20 per share as of the last business day of the most recently completed second fiscal quarter) was $8,489,517:

Number of common shares outstanding at December 31, 2011 was 132,607,356.

1

POW! Entertainment, Inc.

2011 Form 10-K Annual Report

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

The Company’s executive offices are at 9440 Santa Monica Boulevard, #620, Beverly Hills, California 90210. The Company’s phone number is 310-275-9933.

General

Overview

The Company is a multimedia production and licensing company that creates and licenses animated and live-action fantasy and superhero entertainment content and merchandise, leveraging the creative output and branded image of Stan Lee.  Prior to his association with the Company, Mr. Lee’s co-creations include Spider-Man™ 1, The Incredible Hulk ™ 1, X-Men™ 1, The Fantastic Four™1, Iron Man ™ 1, Daredevil ™ 1 , Silver Surfer ™1 and Dr. Strange™1 as well as hundreds of others.  The Company does not receive any revenue in the form of royalties or otherwise from the foregoing creations. The Company develops originally created franchises for new media such as on-line digital content and video games and for traditional entertainment media such as feature length films in both live action and animation, DVD, television programming, merchandising and related ancillary markets. All of the Company’s intellectual property, which may include characters and stories, are vertically integrated in that each property is developed into as many products as possible, to create a branded franchise to accelerate global identity from the synergy created across various media.

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

1 These are the registered trademarks and characters of Marvel Characters, Inc.

The Company’s revenue for the year ended December 31, 2011 and 2010 was $2,791,862 and $2,092,830, respectively.  The Company had net income for the year ended December 31, 2011 of $24,628 and a net loss for the year ended December 31, 2010 of $1,112,378.

The Company’s Strategy

The Company’s strategy is to leverage the creative output and branded image of Stan Lee and to outsource to, and work with, established production companies willing to finance and undertake the resource and labor intensive aspects of producing entertainment projects.

The Company plans to achieve its goals by licensing its creations to third party producers, or partnering with third parties to produce the Company’s projects (movies, television shows, video games, comic books, merchandising and other ancillary opportunities) or to finance such productions.  Due to the Company’s limited responsibility for any given project in this business model, the Company is able to create and manage a very large number of projects with a small staff and relatively low overhead costs and project expenses.  The Company expects that it will receive both up-front executive producer fees and back-end participation (revenues or profits from projects that are ultimately produced, are considered “back-end participations”). Since most of the project expenditures will be borne by the Company’s development partners, the Company believes that it can profit from projects that are ultimately produced, even if they are not considered to be commercially successful.  For example, a movie that makes little or no profit in theaters will generate revenues from executive producer fees and other fees and licensing. The Company intends to have a large number of projects produced, increasing the probability that a number of these projects will be commercially successful, resulting in on-going revenues from back-end participation.

Working with Established Partners

We believe that, with Stan Lee’s history of creating or co-creating successful entertainment “franchises” and his branded image, the Company will be able to partner with studios or production houses willing to finance and produce its projects.  To further enhance its business prospects, the Company on occasion teams up with well-known directors and writers.

Several of our projects are in development with varying levels of participation by established writers, directors, producers or studios.  As part of this strategy, we offer key participants an equity interest in the project.

Projects in Development

The Company begins with story ideas from Stan Lee and presents the ideas to Disney pursuant to the “first look” contract (See Transactions with Affiliates of The Walt Disney Company), then third parties (such as writers, directors, producers or studios) to develop the project at the third party’s expense. The Company considers a project to be “in development” once we have packaged the project and handed the project off to a third party. At that point, the project has left the control of the Company and is in the purview of the third party. Since the Company does not control the process once it is in the hands of others it is unable to indicate with much, if any, certainty when that project will be produced or the cost that such other party may incur to produce it.  We currently have over 20 projects “in development.” A majority of projects “in development” are never produced, or are produced only after lengthy delays.

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

•	First, Stan Lee’s has co-created a large number of very successful characters and projects.
•	Second, through Stan Lee, we have established relationships with a variety of well-known writers, directors and producers.
•	Third, Stan Lee’s natural inclination and focus are on superheroes, action characters and other characters that have potential to become “franchises” (i.e. that lend themselves to sequels, to licensing to other media, to merchandising and to other ancillary opportunities).

Recent Events

During June 2011, the Company sold film rights to a third party for an Asian superhero epic. The contract called for a purchase price of $500,000 upon transfer of copyrights filed with the US copyright office, and an additional $375,000 upon commencement of principal photography. The Company would also be entitled to additional payments if the project is made into sequels. There can be no assurance if or when such principal photography will commence, or that the project will result in sequels.

The Company’s has several comic books published monthly in Japan and the United States in associations with third parties. These comic books generate royalties on a small scale, but the goal is to market and license the intellectual properties related to these comic book characters into branded franchises in other media forms i.e., full length feature films, television, video games, mobile applications and/or merchandising. We also have entered into agreements with other comic book publishers to publish future comic books under the Stan Lee Comics brand and Stan Lee’s Kid Universe, set to be published in year 2012. The expected revenue to the Company, if any, related to these projects cannot be determine at this time.

The Company recently associated with other third parties to create digital worlds to develop our media platform. The associations will expand our storytelling into the digital realm more quickly and effectively to reach a global audience. The expected revenue to the Company, if any, related to these projects cannot be determine at this time.

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

The Silver Creek Agreement provides for Silver Creek to pay the Company overhead allowance amounts equal to $700,000 per annum from 2010 through 2014, and an additional $550,000 per annum advance against certain future payments due from Silver Creek.  Silver Creek is entitled to recoup the $550,000 annual payments from proceeds of Company projects.

In addition to the foregoing $1,250,000 in annual payments, Silver Creek has agreed to pay us $1,250,000 in annual consideration for our lending Stan Lee’s services to consult on the exploitation of the assets of Marvel Entertainment, which was acquired by Disney in late 2009.  The payments of $1,250,000 per year relating to Stan Lee’s consulting services cease in the event of, and from the time of, Stan Lee's inability to perform such services due to disability or other incapacitation.

Furthermore, any properties that Silver Creek rejects or accepts and subsequently abandons may be offered by the Company elsewhere subject to participation by Silver Creek.  Depending on the nature of the project so offered to a third party and the time when such project was originally offered to Silver Creek, Silver Creek is entitled to either up to $100,000 per project, or the assignment of 50% or 25% of the Company’s compensation from the third-party producer.

At present, in a typical deal for feature films, we believe we would receive an executive producer fee ranging between $450,000 and $750,000 per feature film project produced, plus a share of potential “back-end” revenues or profits, as well as a share of licensing and merchandising revenues.  Although an amount in this range is payable to the Company by Silver Creek for any feature films produced, such amount would be subject to offsets to permit Silver Creek to recoup a portion of the advances and guaranteed payments that it is and has been paying the Company on a monthly basis.

The Silver Creek Agreement, including all amendments, are exhibits to the Form 10 filed with the Securities and Exchange Commission on December 10, 2010 and the foregoing summary is subject to the actual terms provided therein.

Additionally, Catalyst Investments, LLC (“Catalyst Investments”), another Disney affiliate, purchased on December 31, 2009 ten percent of the then-outstanding shares of common stock of the Company for $2,500,000 (the “Catalyst Investment”).

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

The main sources of revenues are expected to be:

•	theatrical and television distribution;
•	interactive games and on-line digital content;
•	merchandising and licensing;
•	comic and graphic novel publishing; and
•	advertising and sponsorship.

Theatrical and Television Distribution

The development of traditional media franchises such as feature film, basic television and cable television, is a lucrative market for the exploitation of the Company’s properties.  The Company intends to develop properties into television and cable shows and feature films with the goal of creating “franchises” that will enable it to maximize merchandising and licensing opportunities.  All of the projects will have fees payable to the Company for both Stan Lee and Gill Champion acting as a producer or executive producer, as well as a participation fee.  We expect that, in the future, the amount of fees payable to the Company for projects that  are produced will vary based on the circumstances of each project, market conditions, and the Company’s and Stan Lee’s reputation based on successes or failures of our projects.  At present, we believe that, in a typical deal for feature films, it would receive an executive producer fee ranging between $450,000 and $750,000 per feature film project produced, plus a share of potential “back-end” revenues or profits, as well as a share of licensing and merchandising revenues.  Although, under the Silver Creek Agreement an amount in this range is payable to the Company by Silver Creek for any feature films produced, the amount is subject to offsets to permit Silver Creek to recoup a portion of the advances and guaranteed payments it is and has been paying the Company on a monthly basis.

Interactive Games and On-Line Digital Content

Along with the vertical integration of traditional media franchises, significant revenue can be generated from the on-line digital markets.  We believe that consumer demand for new and original properties will fuel the market for distribution of both stand-alone retail and multi-player on-line interactive games and will provide a viable platform for the Company’s created characters.

Merchandising and Licensing

The Company plans to engage in the worldwide exploitation of its brands by pursuing advances and ongoing royalties from licensing Stan Lee brands. The Company intends to license its brands to apparel manufacturers, toy manufacturers, and third party publishers, among others.

Comic and Graphic Novel Publishing

Stan Lee is a recognized figure in the comic-book publishing industry, and print publication of his creations is a natural extension of these media brands. The Company plans to leverage off Stan Lee’s structure and license character creations to third parties engaged in the publishing of both comic books and graphic novels.

Advertising and Sponsorship

The Company plans to establish co-branding ventures in order to add entertainment value to other party’s intellectual properties.

Intellectual Property

The Company’s primary assets are the intellectual property created by Stan Lee, including our ownership of Stan Lee’s name, likeness, brand and signature slogans, “Stan Lee Presents”, “Excelsior”, and “Stan’s Soap Box” by assignment from Stan Lee, as well as all new properties being developed by the Company.  The Company holds the registered trademarks “Stan Lee Presents” and “Excelsior” in the United States, and it believes it holds common law trademarks in the United States to “Stan Lee” and “Stan’s Soapbox”, among others.  (See “Projects in Development” above).

The Animated and Live-Action Fantasy Entertainment Industry

The animated and live-action fantasy entertainment industry continues to enjoy high growth, with animated and live-action fantasy and superhero characters being exploited through network and cable television and movies. The lucrative potential of entertainment media in this genre can be seen by the commercial success of full-length motion pictures such as: Spider-Man, X-Men and Iron Man and their sequels. However, there can be no guarantee that any of the Stan Lee’s projects for the Company will be produced at all or, if so produced will be a commercial success like Spider Man, X-Men and Iron Man.

Competition

The entertainment industry is highly competitive, with many companies vying for market share in specific industry segments.  The Company has a broad array of competitors in creating and exploiting entertainment properties.  Many of our competitors are very large companies such as Disney, and Time Warner, Inc., with vastly greater resources than the Company.  On the other end of the spectrum, we also compete with individuals or small companies with ideas for entertainment projects.  Many of the large entertainment companies have financing and distribution capabilities and production facilities constantly seeking creative content to license and exploit.  Thus, these entities may also be the Company’s partners for collaboration on various projects.  While this approach allows us to utilize the resources of these large companies, it makes us vulnerable to problems or business decisions at these companies that may cause them to delay or terminate production of various Company projects without our consent or control.

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

Competitive Advantages and Challenges

Our competitive advantage in the entertainment industry is Stan Lee’s ability to create new intellectual properties and the Company’s ability to promote projects with global appeal both production third parties and consumers.  As a recognized figure in the comic book industry, Stan Lee created or co-created franchises for Marvel Comics that has sold millions of comic books.  In addition, these franchises have enjoyed decades of derivative exposure in the form of merchandising, licensing, animated and live action television, and motion pictures.  The Company now owns the Stan Lee name and brand, signature slogans, and the new properties developed and being developed by Stan Lee for the Company.

Additional advantages lie in the production, distribution, and licensing partners that the Company has and continues to engage, the Hollywood talent that wants to collaborate with Stan Lee in creating animated and live action properties, and Stan Lee’s ability to attract the well-known writers and artists to assist in the development of his original creations. As noted above, the Company believes that its ability to operate by partnering with major production, distribution, development and licensing companies for revenue participation is also a major advantage.

The competitive challenges lay in the inherent nature of the entertainment industry with many intellectual companies vying for the limited opportunities of financial production to eventual distribution to the public consumer. We reside within the inherent limitations of the industry.

See “Risk Factors – Developing projects into commercially successful programs may be difficult”

Employees

The Company had 12 employees as of March 9, 2012.  We may engage independent consultants in the future as needed to assist in the execution of our strategy.

Item 1A. Risk Factors

Risks relating to Our Business

We rely on one major partner. We are reliant on the Silver Creek Agreement for the majority of our working capital (See Transactions with Affiliates of the Walt Disney Company above).  Relying on the extended term and the increased payments to be made by Silver Creek on a monthly basis, the Company eliminated the requirement that its key employees defer substantial portions of their salaries.   If the amount of payments under the Silver Creek Agreement is scaled back due to our loss of Stan Lee’s services or Silver Creek fails to pay us pursuant to the terms of the Silver Creek Agreement, we may not generate sufficient revenues in the future, not be able to implement our business plan, and need to scale back operations.

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

Stan Lee’s creative output is important to our business plan.   Although the Company has an inventory of Stan Lee’s treatments and holds the right and title to the Stan Lee brand by assignment from Stan Lee, the Company’s success is still based on the future creative output and marketing presence of Stan Lee, who is 89 years old.  The Company has a number of projects based on Stan Lee’s creations in development at present and its goal is to develop a sufficient number of these projects in order to produce an ongoing revenue stream well after the time that Stan Lee remains active to alleviate this risk.  The Company also intends to hire a number of writers to supplement and complement Stan Lee’s output.  However, no assurances can be given that these plans will be successful.  Additionally, the Silver Creek Agreement (see Working with Established Partners above), provides that the Company’s annual payment from Silver Creek will be reduced from $2,500,000 to $1,250,000 per year upon Stan Lee‘s disability.

We depend on our management; loss of key management may be detrimental to the Company.   The Company's success is dependent to a large degree on the services and presence of Stan Lee, its Chairman and Chief Creative Officer, and Gill Champion, its Chief Executive Officer. The loss of either officer could have a material adverse effect on the Company's business or results of operations.  The Company has an employment agreement with each of them that limits their right to compete with the Company.  Stan Lee has a lifetime employment agreement with Marvel Comics, which currently requires Stan Lee to devote 10-15 hours per week to Marvel matters, and in return for which Stan Lee currently receives an annual salary of $1,000,000.  As a result, Stan Lee is unable to devote his full time and attention to the Company’s business. Currently we do not hold key-man insurance for Stan Lee. The Company currently holds a key-man policy for Gill Champion with a death benefit of approximately $4 million.

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

Our intellectual property rights may be violated or subject to litigation.   We believe that the creative output of Stan Lee on which our content and products are based is proprietary and is our intellectual property.  We believe we have ownership rights to Stan Lee’s name and likeness by assignment from Stan Lee and have a common law trademark in the “Stan Lee” name.  We have filed for registration the name “Stan Lee” as a trademark in the United States.  Our ability to develop our business and compete effectively depends to a significant extent on our ability to protect our intellectual property. We will rely primarily upon confidentiality procedures, trade secrets, and copyright, trademark and trade name laws to protect our intellectual property rights. We will generally control access to our content, technology and other proprietary information.  Despite these precautions, however, it may be possible for competitors to copy all or part of our ideas or to obtain information that we regard as proprietary.  Misappropriation of our content or development by our competitors of content that are substantially equivalent or superior to our ideas would have a material adverse effect on our operations and financial condition.  In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect trade secrets, or to determine the validity and scope of the proprietary rights of others.  Such litigation could result in substantial costs and diversion of our financial and personnel resources.  Additionally, we may not have adequate financial resources to effectively police our intellectual property or to institute and sustain legal action against infringers.  As a result, the integrity and value of our intellectual property could erode having a material adverse effect on our business, financial condition and results of operations.

We may become subject to infringement claims.   One of the risks of the entertainment business is the possibility of claims that the Company’s ideas infringe the intellectual property rights of third parties with respect to previously developed films, stories, characters or other creative content.  The Company has in the past and may in the future receive notice of claims of infringement of other parties' proprietary rights.  Irrespective of the merits of such claims, the Company would be forced to incur significant costs and diversion of resources to defend those claims which could have a material adverse effect on our business, financial condition or results of operations. If any claims or actions are asserted against us, we may seek to obtain a license under a third party's intellectual property rights to settle the matter.  The Company cannot provide any assurances, however, that under such circumstances a license would be available on reasonable terms if at all.  If a license is not available to us in these circumstances, we may be precluded from exploiting the intellectual property, forcing us to cancel projects at a substantial expense and causing us to incur significant monetary damages.

The Company not being listed on a Securities Exchange may make it difficult for the Company to Obtain Future Financing.  The absence of the Company’s listing on a Securities Exchange may make it more difficult to obtain future equity financing because many investors are unwilling or unable to invest in companies not so listed.

Risks Relating to Our Securities.

The Company’s Securities are quoted on the OTCQB which leads to lack of liquidity, volatility and other problems.   The Company's Common Stock is quoted on the OTCQB under the symbol POWN.  The quoted price of the Company’s Common Stock has ranged from approximately $0.33 to $0.07 during the year daily volume has ranged from 100 shares to approximately 224,000 shares.  No assurance can be given that an active trading market in the Company's securities will be sustained. Various factors, such as the Company's operating results, changes in laws, rules or regulations, general market fluctuations, changes in financial estimates and other factors may have a significant impact on the market price of the Company's securities. The market price for the securities of public companies often experience wide fluctuations, which are not necessarily related to the operating performance of such public companies.  For companies traded in the OTCQB, it is more difficult to obtain accurate quotes and obtain coverage for significant news events to promote and gain exposure for companies. This may cause difficulty in conducting trades.

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

Future sales of the Company’s Common Stock could adversely affect its price and the Company’s future capital-raising activities could involve the issuance of equity securities, which would dilute your investment and could result in a decline in the trading price of the Company’s Common Stock. The Company may sell securities in the public or private equity markets if and when conditions are favorable, even if it does not have an immediate need for additional capital at that time. Sales of substantial amounts of Common Stock, or the perception that such sales could occur, could adversely affect the Company’s ability to raise capital and the prevailing market price of the Company’s Common Stock. The Company may issue additional Common Stock and/or securities exercisable or convertible into Common Stock in the future, in financing transactions or as incentive compensation for its executive management and other key personnel, consultants and advisors. Issuing any equity securities would be dilutive to the equity interests represented by the Company’s then-outstanding shares of Common Stock. The market price for the Company’s Common Stock could decrease as the market takes into account the dilutive effect of any of these issuances. Furthermore, the Company may enter into financing transactions at prices that represent a substantial discount to the market price of its Common Stock. A negative reaction by investors and securities analysts to any discounted sale of the Company’s equity securities could result in a decline in the trading price of the Company’s Common Stock.

The Company may be unable to remain in compliance with the reporting requirements of the Exchange Act. There can be no assurance that the Company will have the funding and personnel resources to comply with the Exchange Act periodic reporting requirements to prepare and file current, quarterly and annual reports on a timely basis or at all. Failure of the Company to maintain its reporting requirements could have a materially adverse effect on the liquidity of the market for the Company’s Common Stock and the ability for an investor to sell the Common Stock.

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

Because the Company has a limited operating history, any one of these factors would be material. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of the Company’s Common Stock.

The Company has a concentration of stock ownership and control, which may have the effect of delaying, preventing, or deterring a change of control. The Company’s Common Stock ownership is highly concentrated.  The current officers and directors of the Company, including Stan Lee, Gill Champion, and Arthur Lieberman, and their respective affiliates, beneficially own an aggregate of 64.84%, of the Company’s total outstanding common stock.  (See Item 12. Security Ownership of Certain Beneficial Owners and Management)  As a result of the concentrated ownership of the Company’s stock, a relatively small number of shareholders, acting together, will be able to control all matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions.  This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company.  It may affect the market price of the Company’s Common Stock.

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

Item 1B—Unresolved Staff Comments

None

Item 2 – Properties

We lease 2,034 square feet of office space for our corporate office located at 9440 Santa Monica Boulevard, Beverly Hills, California pursuant to a lease which expires on June 30, 2016.  The minimum future rents totals approximately $100,000 per annum.

We also lease a corporate apartment located at 348 Hauser, Los Angeles pursuant to a lease which expired February 28, 2012. The lease is on month-to-month subsequent to the lease expiration.

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

SLM filed for bankruptcy protection in February 2001 and ceased operations during July 2001. SLM does not have any working relationship, association or dealings with the Company, other than the Company having acquired the right to distribute some of SLM’s intellectual property, subject to an agreement to pay SLM a royalty out of any revenues received from such intellectual property.  This SLM intellectual property has only produced approximately $2,000 of revenues from December 2001 to December 2009 and the Company does not consider it material to its Company’s business.  SLM’s bankruptcy petition was eventually dismissed as a result of SLM’s failure to pay required court fees and its corporate charter was revoked by its state of incorporation, Colorado, for failure to pay franchise taxes.

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

This Colorado action, captioned P.F.P. Family Holdings v. Stan Lee Media Inc. (the “PFP Suit”) was resolved in 2010 with the determination that certain individuals claiming to be the directors of SLM were validly elected.

On July 9, 2007, SLM filed a lawsuit in the United States District Court for the Central District of California against Stan Lee, QED and the Company entitled Stan Lee Media, Inc. v. Lee, et al. (the “SLM Suit”).   In this suit, SLM sought declaratory relief and asserted claims for misappropriation of corporate opportunity, breach of contract, civil conspiracy, an accounting for profit, violation of the Lanham Act, copyright infringement, cyber squatting, and unfair business practices naming various defendants, including the Company.  Specifically, SLM petitioned the court for an order declaring that SLM is the rightful owner of certain intellectual property and, as such, is the only entity that can use and benefit from such property.  As in the QED Suit, the court stayed the case pending the outcome of the PFP Suit. In January 2011, the U.S. District Court for the Central District of California directed that SLM file a Consolidated Complaint in that Court, consolidating all the litigation pending in that Court. On February 14, 2011, SLM filed its Consolidated Complaint seeking substantially the same relief sought in the initial complaint described above and the complaints filed and dismissed in New York as described below. On March 15, 2011, the Company filed a motion to dismiss the newest complaint on the grounds that the claims are barred by res judicata and statutes of limitation, among other grounds, based in part on the New York decisions described below. In the alternative, the Company’s motion requested that the Court stay the proceedings pending resolution of SLM’s appeal of Judge Sweet’s decision to the U.S. Court of Appeals for the Second Circuit, described below. On May 6, 2011, the Court granted the Company’s alternative motion and stayed the action proceedings. The Company believes that the claims are meritless.

In 2009 a $750,000,000 lawsuit was filed on behalf of SLM against Marvel Entertainment, the Company and other defendants in an action entitled Abadin v. Marvel Entertainment, Inc., et al. , in the U.S. District Court, Southern District of New York (the “Abadin Suit”), claiming, among other things, that SLM owned various intellectual property including the intellectual property at issue in the QED Suit and the SLM Suit, and including all the Marvel characters and the Marvel name.  The various causes of action alleged by plaintiffs in this case were all dismissed pursuant to an Order of the Court filed on March 31, 2010. The Abadin Court noted first that “the heart of the alleged wrongdoing is the transfer to Marvel by Stan Lee of what Stan Lee had previously conveyed to and thus belonged to SLMI.  That occurred in 1998 but Abadin and his co-plaintiff did not acquire their SLMI shares until 1999, more than a year after the purported illegal conduct. . . . [A]ccordingly they lack . . . standing.”  The Court then noted that the Plaintiffs were included in a prior class action that was settled.  Therefore the Court found that “Plaintiffs’ claims against Lee and Lieberman . . . are barred under . . . the Settlement”.  The Court then noted that with regard to Plaintiffs’ Count I, a copyright claim, that “California law limits personal service contracts to 7 years. . . . . Lee’s obligations were statutorily terminated in 2005.”  With respect to Plaintiffs’ Count II, Lanham Act Claims against Lee and Marvel, the Court held that “The pleading of Lanham Act violation is inadequate” and that any claim would be time barred since any alleged violation would have “occurred no later than October or November, 1998” and that “The Statute of Limitation is six years”. As to Plaintiffs’ Count III, Breach of Contract, the Court held “There is absolutely no doubt that Lee terminated the 1998 agreement in writing in 2001.  The statute of limitations began running at that time.  It is now expired”.  As to Plaintiffs’ Count IV, Tortious Interference with Contract, the Court held that “Plaintiffs’ claims . . . are insufficient.” The Court also held that “the three year statute of limitations . . . expired in 2001.” The Court fount Plaintiffs’ Count V, Breach of Fiduciary Duty to be “redundant to Plaintiffs other claims” which he had dismissed; that the “statute of limitations .. . . is 3 years” which had passed; and that this count was “internally inconsistent with other allegations”.  The Court found that as to Plaintiffs Count VI, Aiding and Abetting Breach of Fiduciary Duty, “with respect to Lee, . . there is not a sufficient plausible allegation” and that with regard Lieberman “He owed no fiduciary duty to SLMI”.  And with respect to Plaintiff’s last Counts, Count VII and VIII, Constructive Trust and Accounting, that these are “remedies for wrongs; and not wrongs themselves.  Since Counts I-VI are dismissed, there is no basis for [such relief].  Further, substantially all of the alleged wrongs are barred by the statute of limitations.”  The plaintiffs in the Abadin case filed an appeal of the dismissal of its case, but failed to perfect the appeal, which as a result was dismissed.  Therefore, the dismissal of this case is now final and binding.

SLM sought to re-file almost identical claims to intellectual property created or co-created by Stan Lee by moving to become a party in another federal action in New York on July 26, 2010. On February 4, 2011, U. S. District Judge Robert W. Sweet of the Southern District of New York denied SLM’s application to file its proposed motion. Among numerous other reasons for denying SLM’s complaint, the court held that SLM’s “proposed Amended Complaint is barred” because SLM claims had already been dismissed based on the statute of limitations and other grounds, and that determination barred SLM from asserting the same claims in another action. SLM has appealed Judge Sweet’s decision to the United States Court of Appeals for the Second Circuit. On March 8, 2012, oral arguments were heard before the Court of Appeals for the Second Circuit.

Item 4 – [Removed and Reserved]

PART II

Item 5.  Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

Our shares of Common Stock are quoted in the OTCQB under the trading symbol “POWN”.

The following table sets forth the high and low bid price for our Common Stock during 2011 and 2010. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
2010
Quarter Ended March 31, 2010	$0.70	$0.10
Quarter Ended June 30, 2010	$0.82	$0.31
Quarter Ended September 30, 2010	$0.37	$0.10
Quarter Ended December 31, 2010	$0.36	$0.23
2011
Quarter Ended March 31, 2011	$0.35	$0.20
Quarter Ended June 30, 2011	$0.25	$0.11
Quarter Ended September 30, 2011	$0.30	$0.11
Quarter Ended December 31, 2011	$0.15	$0.07

On March 9, 2012 the closing sale price of our common stock was $0.08.

Holders

As of March 9, 2012 there were 73 registered holders of our Common Stock.  We believe that there are also a significant number of beneficial owners of our common stock whose shares are held in “street name.”

Dividend Policy

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future.  Our Board of Directors will determine our future dividend policy on the basis of many facts, including results of operations, capital requirements, and general business conditions.

Transfer Agent and Registrar

The transfer agent for the Common Stock is Broadridge Issuer Solutions, Inc., whose address is 44 W. Lancaster Ave., Ardmore PA 19003.

Item 6 – Selected Financial Data

This item is not required to be completed by smaller reporting companies.  Our consolidated financial statements appear elsewhere in this report in Item 8. – “Financial Statements and Supplementary Data.”

Item 7 –Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a multimedia production and licensing company that creates and licenses animated and live-action fantasy and superhero entertainment content and merchandise, leveraging the creative output and branded image of Stan Lee.  The Company develops originally created franchises for new media such as on-line digital content and videogames, where content is currently in high demand, and for traditional entertainment media such as feature length films in both live action and animation, DVD, television programming, merchandising and related ancillary markets. All of the Company’s intellectual property, which may include characters and stories, is vertically integrated in that each property is developed into as many products as possible, to create a branded franchise to accelerate global identity from the synergy created across various media.

During fiscal year 2012 and 2013, the Company plans to focus on

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

The Company’s strategy is to outsource to, and work with, established production companies willing to finance and undertake the resource and labor intensive aspects of producing entertainment projects. The Company plans to achieve its goals by licensing its creations to third party producers, or partnering with third parties, to produce the Company’s products (movies, television shows, video games, comic books, merchandising and other ancillary opportunities) or to finance such productions.  Due to the Company’s limited responsibility for any given project in this business model, the Company expects, consistent with past practices, to be able to create and manage a very large number of projects with a small staff and relatively low overhead costs and project expenses.  As a result, the Company expects that it will profit from up-front fees from projects that are ultimately produced, even if they are not highly successful.  The Company’s goal is to have a large number of projects produced, increasing the probability that a number of these projects will be highly successful, resulting in on-going revenues from licensing, back-end participation, merchandising and other ancillary opportunities.

Recent Transactions

During June 2011, the Company sold film rights to a third party for an Asian superhero epic. The contract called for a purchase price of $500,000 upon transfer of copyrights filed with the US copyright office, and an additional $375,000 upon commencement of principal photography. The Company would also be entitled to additional payments if the project is made into sequels. There can be no assurance if or when such principal photography will commence, or that the project will result in sequels.

The Company’s has several comic books published monthly in Japan and the United States in association with third parties. These comic books generate royalties on a small scale, but the goal is to market and license the intellectual properties related to these comic book characters into branded franchises in other media forms i.e. full length feature films, television, video games, mobile applications and/or merchandising. We also have entered into agreements with other comic book publishers to publish future comic books under the Stan Lee Comics brand and Stan Lee’s Kid Universe, set to be published in year 2012. The expected revenue to the Company, if any, related to these projects cannot be determine at this time.

The Company recently associated with other third parties to create digital worlds to develop our media platform. The associations will expand our storytelling into the digital realm more quickly and effectively to reach a global audience. The expected revenue to the Company, if any, related to these projects cannot be determine at this time.

Cash Requirements

With current financial arrangements, we should be able to satisfy our operational cash requirements for fiscal years 2012 and 2013. The Company has an agreement with Silver Creek Pictures, Inc. (“Silver Creek”), an affiliate of The Walt Disney Company, pursuant to which Silver Creek will pay the Company $2.5 million per year through the end of 2014. Of such $2,500,000 payment, $1,250,000 is made for making Stan Lee available to consult on the exploitation of the assets of Marvel Entertainment acquired by Disney in late 2009, $700,000 is payment for the right to have a “first look” at the Company’s development projects and the right to acquire any such properties, in Silver Creek’s discretion and $550,000 is an advance against future development projects.  The Company is obligated to pay a commission to an unrelated third party equal to 10% of all net amounts paid by Silver Creek pursuant to its agreement with the Company.  The annual amount of $1,250,000 relating to Stan Lee’s consulting services is paid monthly and will cease in the event of, and from the time of, Stan Lee's inability to perform such services due to disability or other incapacitation.  With these payments made by Silver Creek on a monthly basis, the Company believes that it can continue its current operations and cover all of its general and administrative costs.

Research and Development

The Company is the process of completing a number of concepts that could be produced.  The costs of production of these concepts are currently borne by other parties and not by the Company. During 2011, the Company incurred development fees $35,000 to contracted writers for various scripts developments.

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

For Year Ended December 31, 2011 and 2010

The Company’s revenues for the year ended December 31, 2011 were $2,791,862 compared to $2,092,830 for the year ended December 31, 2010.  The increase was primarily from the sale of film rights totaling $500,000 to a third party. Other revenues stemmed from $199,032 from various royalties.

For the year ended December 31, 2011, net income totaled $24,628 compared to a net loss of $1,112,378 for the year ended December 31, 2010. Included in the net income for December 31, 2011 is $50,000 of earnings from a legal dispute which arose from 2010.

General and administrative expenses decreased by $332,621 or 10.4% from the year ended December 31, 2011 compared to the year ended December 31, 2010. The decrease was attributable to the following:

•	Decrease in wages and benefits by $156,401 from savings from new health insurance and benefit plans;

•	Decrease in stock-based compensation by $272,601 attributable to warrants awarded to two executives for the year ended December 31, 2010;

•	Professional fees increased by $62,476 in legal expenses due primarily to legal fees related to various litigation support;

•	Decrease of $34,060 in change of derivative value of warrants issued to non-employee due to fluctuation of warrants’ value;

•	Rent increase of $16,698 includes $51,123 of non-cash adjustment for straight-lining of GAAP rent expense; exclusive of the non-cash adjustment, rent decreased by $48,297 for six months of rent abatement from the new lease;

•	Decrease in promotional fees of $44,090 due to reduced spending for public relations and investor relations compared to 2010; and

•	Increase in other general and administration expenses by $43,234 due to travel and expenses related to the promotions of various projects.

Liquidity and Capital Resources

Our current liquidity and capital resources are provided principally through our current agreement with Silver Creek Pictures. We have a deficiency in working capital of $1,828,759 and $1,723,618 as of December 31, 2011 and 2010, respectively. The Company has reclassified part of Deferred Compensation as long-term liabilities. A reduction in working capital at December 31, 2011 from December 31, 2010 is partly due to decrease in payments of deferred compensation offset by increases in advances payable from Silver Creek. As of December 31, 2011 and 2010 cumulative advances received from Silver Creek were $2,546,667 and $2,150,833, respectively. These amounts are recoupable by Silver Creek solely from any fixed and contingent compensation related to future developments, including box office bonuses and merchandising royalties.

If Silver Creek stops paying installments of the $1,250,000 per annum that it pays for Stan Lee’s consulting services paid to the Company as part of the $2,500,000 obligation per annum as a result of any future death or disability of Stan Lee, the Company believes that revenues from various projects that it has “in development” with other parties or that may shortly go into development with other parties will make up all or a portion of the lost revenue. To the extent that it does not, and to the extent that the Company is unable to raise funds from investments to cover any shortfall, the Company will have to reduce its expenses, as it has done in the past, by such approaches as deferring portions of its executive officer’s salaries and reducing staff.

Deferred compensations to three executives totaled $2,127,917 and $2,277,917 as of December 31, 2011 and 2010, respectively. During 2011, the Company paid down deferred compensation totaling $150,000.

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

The main sources of revenues are expected to be:

•	theatrical and television distribution;
•	interactive games and online digital content;
•	merchandising and licensing;
•	comic and graphic novel publishing; and
•	advertising and sponsorship.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

POW! Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of POW! Entertainment, Inc. (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended. POW! Entertainment, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of POW! Entertainment, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Rose, Snyder & Jacobs LLP

Encino, California

March 20, 2012

POW! ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and December 31, 2010

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$340,305	$578,808
Letter of credit	32,544	32,544
Marketable securities	771,177	-
Accounts receivable, net of allowance for doubtful accounts of $0	86,183	357,814
Other receivables	67,964	1,851
Prepaid expenses	19,005	68,425
Inventory	13,513	27,356
TOTAL CURRENT ASSETS	1,330,691	1,066,798

Property and Equipment, net	8,638	7,615
INTANGIBLE AND OTHER ASSETS
Trademarks, net	18,747	19,107
Development Fees	35,000
Deposits	2,192	2,192
TOTAL ASSETS	$1,395,268	$1,095,712

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$233,652	$276,760
Advances payable	2,546,667	2,150,833
Deferred compensation-current	300,000	300,000
Deferred Rent	50,368	-
Derivatives Liability	28,763	62,823
TOTAL CURRENT LIABILITIES	3,159,450	2,790,416

Deferred compensation-long term	1,827,917	1,977,917

COMMITMENT AND CONTINGENCIES, note 10
SHAREHOLDERS' DEFICIT
Common shares, $0.001 par value
199,000,000 common shares authorized, 1,000,000 preferred shares authorized
132,607,356 and 131,721,534, respectively, common shares issued and outstanding
at December 31, 2011 and 2010, respectively	132,608	131,722
Additional paid in capital	9,522,904	9,453,956
Subscription receivable, net, note 3	(1,002,496)	(1,033,497)
Accumulated deficit	(12,200,174)	(12,224,802)
Accumulated other comprehensive income	(44,941)	-
TOTAL SHAREHOLDERS' DEFICIT	(3,592,099)	(3,672,621)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,395,268	$1,095,712

See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements

POW! ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2011 and 2010

	December 31,
	2011	2010

REVENUES	$2,791,862	$2,092,830

OPERATING COSTS AND EXPENSES
Wages and benefits	1,746,696	1,903,097
Commission	144,313	126,250
Stock-based Compensation	40,431	313,032
Professional fees	362,021	299,545
Promotional and Marketing	104,475	148,565
Rent and office	155,056	138,358
Other general and administration	303,561	260,327

TOTAL OPERATING COSTS AND EXPENSES	2,856,553	3,189,174

INCOME( LOSS) FROM OPERATIONS	(64,691)	(1,096,344)

OTHER INCOME AND (EXPENSES)
Interest income (expense), net	19,593	5,605
Income from legal settlement	50,000	-
Gain (loss) on change of derivative value	34,060	(14,459)

INCOME (LOSS) BEFORE TAXES	38,962	(1,105,198)

Income taxes	(14,334)	(7,180)

NET INCOME (LOSS)	24,628	(1,112,378)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized loss on marketable securities	(44,941)	-
Total comprehensive income (loss)	$(20,313)	$(1,112,378)

Net Income (loss) per share
Basic and diluted	$0.00	$(0.01)

Weighted average shares outstanding, basic	132,219,329	131,721,534
Weighted average shares outstanding, diluted	132,228,221	131,721,534

See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements

POW! ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011 and December 31, 2010

	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$24,628	$(1,112,378)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,312	10,427
Loss on disposal of property and equipment	1,439
Stock based compensation	40,431	313,032
Non-employee warrants and options	29,403	47,355
Changes in valuation of derivatives liability	(34,060)	14,459
Deferred Rent	50,368	-
Change in assets and liabilities:
Accounts receivable	271,631	(300,952)
Prepaid expenses	49,420	(66,343)
Inventory	13,843	(20,212)
Other receivable	(66,113)	(429)
Deposits	-	460
Accounts payable and accrued expenses	(43,108)	91,355
Advances payable	395,834	837,500
Accrued commission		(125,000)
Deferred compensation	(150,000)	(769,300)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	598,028	(1,080,026)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks	(10,623)	-
Payments for development fees	(35,000)	-
Purchase of property and equipment	(5,791)	(12,284)
Purchase of marketable securities	(816,118)	-

NET CASH USED IN INVESTING ACTIVITIES	(867,532)	(12,284)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans payable	-	(850,020)
Proceeds from subscriptions receivable	31,001	11,411

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	31,001	(838,609)

NET DECREASE IN CASH	(238,503)	(1,930,919)
Cash and cash equivalents at beginning	578,808	2,509,727
Cash and cash equivalents at end of the year	$340,305	$578,808

Supplemental disclosures of cash flow information:
Income taxes paid in cash	$14,334	$7,180
Interest paid in cash	$-	$135,559

See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements

POW! ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
Years Ended December 31, 2011 and December 31, 2010

	Common Stock		Accumulated Other Comprehensive Income	Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total
	Shares	Amount

Balance, December 31, 2009	131,721,534	$131,722	$-	$9,016,933	$(1,044,908)	$(11,112,424)	$(3,008,677)
Stock-based compensation				313,032			313,032
Proceeds from subscriptions receivable	-	-		-	11,411		11,411
Non-employee warrants and options				123,991			123,991
Net loss	-	-		-	-	(1,112,378)	(1,112,378)
Balance, December 31, 2010	131,721,534	131,722	-	9,453,956	(1,033,497)	(12,224,802)	(3,672,621)
Proceeds from subscriptions receivable					31,001		31,001
Non-employee warrants and options				29,403			29,403
Cashless conversion for options	227,214	227		(227)			-
Common Stock issuance for future services	658,608	659		39,772			40,431
Accumulated other comprehensive income			(44,941)				(44,941)
Net income						24,628	24,628
Balance, December 31, 2011	132,607,356	$132,608	$(44,941)	$9,522,904	$(1,002,496)	$(12,200,174)	$(3,592,099)

See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

Business Activity and Organization--The Company is a Delaware corporation, incorporated on August 17, 1998. POW! Entertainment, Inc. ("POW", "Company", “we”) has the following subsidiaries: POW! Entertainment, LLC (the operating company), QED Productions, LLC, PFD, LLC and an inactive Delaware corporation: Pharmelle, Inc.

QED Productions, LLC was formed in 2001 to acquire rights to license intellectual properties and creative assets of Mr. Stan Lee stemming from the bankruptcy of Stan Lee Media (“SLM”). The Company was not required to contribute any up-front consideration. The Company agreed with SLM that it would share revenue generated from the licensing of these properties. From the fiscal years ended December 31, 2001 to December 31, 2009, approximately $2,200 of revenue has been generated for SLM and approximately $14,000 of revenue has been generated for the Company. No revenues from the intellectual properties acquired by QED were earned for the year ended December 31, 2011 and 2010, respectively. Given the minimal revenues to date and the fact that none of the properties owned by QED are currently in development, the Company has valued these assets at $0.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting its business. The Company's ability to continue as a going concern is dependent upon various factors including, among others, its ability to generate income and positive cash flows from operations. As described under Revenue Recognition below, the Company is expected to receive monthly payments totaling $2,500,000 per year until year 2014. Although there is no assurance that we will be able to continue as a going concern, we believe these facts will help generate positive cash flows, and with a combined balance of cash and marketable securities of approximately $1,100,000, we will be able to sustain our operations for at least 12 months. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets and liabilities that may result should we not be able to continue as a going concern.

2.	Summary of Significant Accounting Policies

Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition--As a creator of intellectual property, the majority of the Company’s business is derived from contracts with third parties providing for the development and use of intellectual property developed by the Company.

The Company records revenue from these sources: artist consulting, film rights, animated television and comic-book royalties. In accounting for these contracts, the Company recognizes revenue when services have been rendered or when contractual parameters have been satisfied and are measureable.

Our contract with Silver Creek Pictures (“Silver Creek”), an affiliate of The Walt Disney Company, calls for per annum payments of nonrecoupable overhead allowance of $700,000 and nonrecoupable consulting services for Stan lee of $1,250,000. The contract expires in December 2014. The $1,250,000 per annum for Stan Lee’s consulting services cease in the event of his disability or incapacitation. Revenue from Silver Creek is recorded based on the guidance from ASC 605: revenues are considered to have been earned when the entity has substantially accomplished what it must do to be entitled to the benefits represented by the revenues.

The Company also recognized revenues for the year ended December 31, 2011 for film rights sold to a third party for $500,000. The Company established that revenue for the project was earned after the copyright was filed with the US copyright office to be transferred to the third party pursuant to the purchase contract.

Related Party— From time to time, Stan Lee has appeared and will continue to appear at certain events or projects for which both he and the Company receive payments. Payments related to 2011 to Mr. Lee amounted to approximately $31,000.

Advances Payable-- The contract with Silver Creek also contains recoupable advance payments per annum of $550,000. The Company recorded the full $550,000 for the years ended December 31, 2011 and 2010, respectively, as advances payable pursuant to the contractual clause in which the advances are recoupable by Silver Creek solely from any fixed and contingent compensation related to future developments, including box office bonuses and merchandising royalties. The Company has not met the performance measurement of the revenue and accordingly has not recorded the payments as revenue. In addition, any properties that Silver Creek rejects or accepts and subsequently abandons may be offered by the Company elsewhere subject to participation by Silver Creek.  Depending on the nature of the project so offered to a third party and the time when such project was originally offered to Silver Creek, Silver Creek is entitled to receive up to $100,000 per project, and the assignment of 50% or 25% of the Company’s compensation from the third-party producer.

For the year ended December 31, 2011, the Company offset $50,000 against advances for professional services provided by Mr. Stan Lee related to a Silver Creek project considered completed after Mr. Lee met his professional obligations to the project. The Company also remitted to Silver Creek $100,000 pursuant to the advances payable referenced above for the film rights sold to a third party.

Use of Estimates --The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements. We have identified the most significant areas of estimation and assumptions as being estimation of the allowance for doubtful accounts, estimation of derivatives liabilities, estimation of stock compensation and estimation of the net deferred income tax asset valuation allowance.

Cash, Cash Equivalents and Marketable Securities—Cash, cash equivalents and marketable securities include cash, certificates of deposit, mutual funds and liquid investments with original maturities of three months or less.

Concentration of Credit Risk--The Company maintains cash at financial institutions which may, at times, exceed insured limits.

Accounts Receivable--The Company extends credit to its customers.  These customers have specific contracts that detail the payments expected under their contract terms.  Accounts receivable are customer obligations due under these contract terms.  Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received, to determine if any such amounts will potentially be uncollected.  After all attempts to collect a receivable have failed, the receivable is written off.

Property and Equipment--Property and equipment are stated at cost.  Depreciation is provided for using the straight-line method over the estimated useful lives of the assets over five years. For the years ended December 31, 2011 and 2010, depreciation expenses were $3,329 and $10,426, respectively.

Inventory--Inventory consists of promotional items for sale, which are stated at the lower of cost or market using the first-in, first-out method.

Development Costs--The Company capitalizes costs directly related to the creation and development of intellectual properties that are incurred by non-employees, related to the development of scripts and stories. The Company periodically reviews the properties in development to determine whether they will ultimately be used in the production of a film. The costs capitalized are written off if the property has not been set for production within three years from the time of the first capitalized transaction.

Intellectual Property--Intellectual property consisted of trademarks registered with the US Patent and Trademark Office. Trademarks are being amortized over 10 years to 20 years. Amortization expense was $10,983 for the year ended December 31, 2011.

Fair Value Measurements--The Company measures its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. exit price) in an orderly transaction between market participants at the measurement date. Additionally, the Company is required to provide disclosure and categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e. inputs) used in the valuation. Level 1 provides the most reliable measure of fair value while Level 3 generally requires significant management judgment. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The fair value hierarchy is defined as follows:

1.	Level I – Quoted prices in active markets for identical assets and liabilities.
2.	Level II – Other significant observable inputs for assets or liabilities through corroboration with market data at measurement date,

3.	Level III – Significant unobservable inputs that reflect management’s best estimate of what market participants would use to price assets or liabilities at the measurement date.

The following table summarizes fair value measurements by level at December 31, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash	$578,808			$578,808
Letter of credit	$32,544			$32,544
Derivatives liability			$62,823	$62,823

The following table summarizes fair value measurements by level at December 31, 2011 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash	$340,305			$340,305
Letter of credit	$32,544			$32,544
Marketable securities	$771,177			$771,177
Derivatives liability			$28,763	$28,763

The table below sets forth a summary of changes in fair value of the Company’s Level 3 liabilities for the year ended December 31, 2011.

Balance as of December 31, 2010	$62,823
Issuance of warrants
Change in Value	(34,060)
Balance as of December 31, 2011	$28,763

The Company’s management believes the carrying amounts of accounts receivable, accounts payable and accrued expense approximate fair value due to their short maturity.

Accounting for Stock-Based Compensation to Employees --The Company measures and recognizes compensation expense for all share-based payment awards to employees based on estimated fair values on the grant date. The Company recognizes the expense on a straight-line basis over the requisite service period, which is the vesting period.

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

The Company adopted guidance issued by the FASB that clarifies the accounting for uncertainties in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended December 31, 2011 and 2010.

Earnings Per Share-Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common share equivalents had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. For the years ended December 31, 2010, the diluted earnings per share are the same as basic earnings per share as the 1,300,000 warrants outstanding would have an anti-dilutive effect.

Year Ended
December 31, 2011
Numerator -
Net income attributable to common
Shareholders	$24,628
Denominator -
Weighted-average number of common
Shares outstanding during the period	132,219,329
Dilutive effect of stock options and warrants	8,892
Common stock and common stock
Equivalents used for diluted earnings per share	132,228,221

Valuation of Derivative Instruments--ASC 815-40 (formerly SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”)  requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”) to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At December 31, 2011, the Company adjusted its derivative liability to its fair value, and reflected the decrease of $34,060, which represents the gain on change in derivative.

Other Comprehensive Income--The Company’s other comprehensive income consists of unrealized losses on marketable securities categorized as available-for-sale, that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income.

Concentrations—The Company has two major customers that individually exceeded 10% of total revenue. Revenue from these two customers accounted for 88% of total revenue for the year ended December 31, 2011. Revenue from one customer accounted for 94% of total revenue for the year ended December 31, 2010.

Two customers who are not major customers accounted for 100% of total accounts receivable as of December 31, 2011. Two customers, one a major customer, accounted for 88% of total accounts receivable as of December 31, 2010.

Reclassifications—Certain reclassifications have been made to the prior period consolidated financial statements in order for them to be in conformity with the current year presentation.

Recently Issued or Newly Adopted Accounting Standards--In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (“ASU 2011-04”), which amended ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material effect on our consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-05 is not expected to have a material effect on our consolidated financial statements or disclosures.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles—Goodwill and Other – Goodwill. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-08 is not expected to have a material effect on our consolidated financial statements or disclosures.

3.	Subscription Receivable

On July 22, 2005, a subscription for the principal amount of $1,150,000 was entered into, fully amortized with monthly payments of interest only for 18 months starting August 30, 2005 and then principal and interest payments of $12,197 monthly for an additional 10 years with the interest rate of 5% per annum. The payments on the subscription have defaulted. An allowance for uncollectibility of 50% was recorded in year 2007 to reduce the principal amount. The subscription receivable is disputed by the shareholders.

On November 15, 2005, another subscription for the principal amount of $525,000 was entered into, fully amortized over thirty years with the interest rate of 5% per annum.  The subscription is payable in equal monthly payments of $2,818.  The payments on the subscription were defaulted during the years 2005 to August 2010. For the year ended December 31, 2011, eleven payments of $31,001 have been received. The subscription is collateralized by a Deed of Trust granting rights to a residential property.

4.	Deferred Compensation

Deferred compensation consists of accrued but unpaid salaries of executives, which will be paid as the Company increases its cash, over time, or by obtaining additional financing.  The balance at December 31, 2011 reflects a repayment of $150,000 during the year ended December 31, 2011. At the end of 2011, the Company entered into amended employment agreements with the executives whereby deferred salaries are paid down by $100,000 per annum per executive. The Company has reclassified amounts in deferred compensation deemed payable over 1 year as long-term.

5.	Other Receivable—Related Party

During March 2011, the Company entered into an agreement with a minority shareholder, who is also a former employee, to loan the individual an amount totaling $66,667. The loan is non-interest bearing and is collateralized by the stock of the Company already owned by such shareholder. The loan is due in full. At December 31, 2011, the balance of the receivable was $66,667.

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

The fair value of stock warrants at the date of grant was estimated using the Black-Scholes option-pricing model, based on the following assumptions for the year ended December 31, 2010:

Risk-free interest rate	1.0%
Expected life	5 years
Expected Volatility	49.0%
Dividend yield	00.0%

Total expense related to the warrants during the year ended December 31, 2010 was $313,032. The outstanding number of warrants at December 31, 2011 was 1,300,000 shares.

7.	Restricted Stock Grant

On June 1, 2011, the Company granted restricted stock to an employee. The agreement called for grants of common stock priced at $0.17 per share, which was the closing market price, equaling to 0.05% of the company outstanding shares or 658,608 shares to be vested equally each on December 1, 2011, 2012 and 2013. Future expenses related to this grant are expected to be approximately $35,000 per year for 2012 and 2013.

The Company adopted the guidance provided by ASC 718 to measure and record the expense over the requisite service period for the entire award. Stock-based compensation recognized by the Company for the year ended December 31, 2011 totaled $40,431.

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

Total expense related to the investor relations’ options during the year ended December 31, 2011 was $29,403.

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

A gain on change in derivative liability was recorded to reflect a decrease of $34,060 for the year ended December 31, 2011, respectively.

The fair value of stock warrants and options at the date of grant and derivative liability were estimated using the Black-Scholes option-pricing model, based on the following assumptions for the year ended December 31, 2011:

Risk-free interest rate	0.36%
Expected life	1 year
Expected Volatility	180.0%
Dividend yield	00.0%

9.	Income taxes

The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is subject to income tax examinations by state tax authorities and federal tax authorities for all tax years.

The deferred tax assets are mainly comprised of net loss carryforwards and expenses not currently deductible. The Company has Federal net loss carryforwards of approximately $7.8 million that expires through 2031. The net loss carryforwards can be used to offset a certain amount of taxable income in future years, therefore generating deferred income tax assets. The net loss carryforwards are subject to significant limitations by Section 382 of IRS code due to changes in ownership.

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes was as follows for the years ended December 31, 2011 and 2010:

	2011	2010

Income tax computed at federal statutory tax rate	$(13,247)	$375,767
Non-deductible expenses	(17,986)	(8,954)
Change in valuation allowance	34,677	(464,513)
State taxes, net of federal benefit	(17,778)	90,520
Total expense	$(14,334)	$(7,180)

At December 31, 2011, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets of approximately $3 million would not be realized. Accordingly, the Company has recorded a valuation allowance equal to 100% of its total deferred tax assets.

10.	Commitments and Contingencies

Operating leases

The Company has an operating lease agreement for its corporate office facility, which expires on June 30, 2016.  The lease contains a 6.5 months of rent abatement. The Company has an operating lease agreement for its corporate apartment, which expired on February 28, 2012. The lease is on a month-to-month basis after the lease expiration.

Future minimum rental payments are as follows:

Year ended December 31
2012	107,000
2013	103,000
2014	106,000
2015	110,000
Thereafter	57,000
$483,000

Total lease expense was $134,716 and $124,250 for the years ended December 31, 2011 and 2010, respectively.

Legal Proceedings

From time to time the Company is involved in legal proceedings in the normal conduct of its business, but the Company believes that such proceedings will not have a material affect on the Company’s financial statements.

On February 14, 2011, the Company and its subsidiary, QED Productions, LLC, were named in a lawsuit citing, among other things, trademark infringement. The Company filed a motion to dismiss the lawsuit on March 15, 2011. In the alternative, the Company’s motion requested that the Court stay the proceedings pending resolution of SLM’s appeal to the U.S. Court of Appeals for the Second Circuit. On May 6, 2011, the Court granted the Company’s alternative motion and stayed the proceedings. While the outcome of the foregoing proceedings cannot be predicted with certainty, after consulting with legal counsel, the Company believes that it will prevail. The range of any potential loss cannot determined at this time should we not prevail, however we believe that the foregoing litigation will not have a material adverse affect on our financial statements taken as a whole.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were not effective as of December 31, 2011. We have disclosed to our auditors and the Board of Directors such deficiencies. There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal year that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

Item 9B- Other Information

None

PART III

Item 10-Directors, Executive Officers, and Corporate Governance

Our directors, executive officers and other significant employees, their ages and positions are as follows:

Name	AGE	Position with the Company
Stan Lee	89	Chairman of the Board, Director and Chief Creative Officer
Gill Champion	70	President, Director and Chief Executive Officer
Arthur Lieberman	75	Director, Chief Operating Officer and Chief Legal Counsel
Bick Le	38	Chief Financial Officer

Stan Lee -- Chairman of the Board, Director and Chief Creative Officer

Stan Lee has served as the Company’s Chairman of the Board and Chief Creative Officer since 2004. Prior to that, in 2001, Mr. Lee co-founded POW! Entertainment, LLC with Messrs. Champion and Lieberman, which was acquired by the Company in 2004. Mr. Lee also has a non-exclusive, part-time employment agreement with Marvel Entertainment, LLC and serves as its Chairman Emeritus. Mr. Lee was the Chairman of the Board of Directors and Chief Creative Officer of Stan Lee Media, Inc. (“SLM”) from July 1999 until approximately January 2001.  SLM filed for bankruptcy protection in February 2001 and terminated operations in July 2001. Mr. Lee was employed on a full time basis by Marvel Comics or its predecessor entities for over 50 years.  Mr. Lee started in the comic book industry in 1940 when he started with Timely Comics which eventually became Marvel Comics. Stan Lee's co-creations include Spider-Man™ 1 , The Incredible Hulk™ 1 , X-Men™1 , The Fantastic Four™ 1 , Iron Man™1, Daredevil™ 1 , Silver Surfer™ 1 and Dr. Strange™1.

1 These are the registered trademarks and characters of Marvel Characters, Inc.

Gill Champion -- President, Director and Chief Executive Officer

Gill Champion is the President and, since January 26, 2011, Chief Executive Officer and a director of the Company. Previously, he served as President and Chief Operating Officer of the Company since 2004. Prior to 2001, Mr. Champion co-founded POW! Entertainment LLC with Messrs. Lee and Lieberman, which was acquired by the Company in 2004. He has been executive producer on all Company projects and continues to supervise their development. Mr. Champion was Chief Operating Officer of SLM from July 1999 until June 2001. SLM filed for bankruptcy protection in February 2001. Mr. Champion has over 30 years of executive experience in global entertainment, marketing, retail and licensing industries.  Prior to SLM, he was COO and Vice President of Mirage Holdings, Inc. and concurrently worked as a production executive on the motion picture Jinnah. Mr. Champion was CEO and Chairman of American CinemaStores, Inc., a public company that operated approximately 150 location-based retailing outlets and an extensive apparel division that created designs and marketing strategies for Baywatch and Forrest Gump.  Mr. Champion was executive in charge of Faerie Tale Theatre with Shelley Duvall while Vice President of Gaylord Productions.  He was the Producer for Fort Apache the Bronx with Paul Newman and won the Producer of the Year Award in 1981.  In addition, he was in charge of production for The Shining and The Boys from Brazil, while Vice President of the Producers Circle Company.

Arthur M. Lieberman, Esq., Director, Chief Operating Officer and Chief Business & Legal Counsel

Arthur Lieberman has served as the Company’s Secretary, Chief Business & Legal Officer and a director since 2004. He assumed the additional position of Chief Operating Officer on January 26, 2011 when Mr. Champion became the Company’s Chief Executive Officer. Concurrently with his service to the Company Mr. Lieberman has been of counsel to the New York City based law firm of Ganfer & Shore for over the past five years. He is an attorney specializing in Intellectual Property Law, an area in which he has practiced, taught, litigated and negotiated rights with respect to for over 35 years. He has been involved in litigating over 100 cases; negotiated hundreds of licenses; and counseled hundreds of clients. Approximately 50% of his work is in the area of character rights and, in this connection, he negotiated the grant of rights to characters to Universal Studios, Fox Studios, Warner Bros., Bantam Books, Ace Books, Marvel Comics, Mattel and Hasbro, among others. Mr. Lieberman has also rendered many opinions regarding Intellectual Property valuations and has been involved with the production of “Conan the Barbarian,” “Red Sonja,” “Kull”, and “Tulsa Doom”. In 2001, Mr. Lieberman founded, together with Messrs. Lee and Champion, POW! Entertainment LLC, the Company’s principle operating subsidiary, which was acquired by the Company in 2004.

Bick Le, Chief Financial Officer

Bick Le joined the Company in December 2010. Prior to joining the Company, Ms. Le served as Manager of Financial Reporting at the apparel company Frederick’s of Hollywood for three years and spent five years at Fineman, West & Company, a boutique CPA firm located in Beverly Hills.

To the best of the Company’s knowledge, during the past ten years, except as described herein and Item 3, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board of Directors

We presently do not have an audit committee, compensation committee, or other committee or committees performing similar functions.

Family Relationships

There are no family relationships among our directors or officers.

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to as at the POW! Entertainment, Inc., 9440 Santa Monica Boulevard, #620, Beverly Hills California 90120, Attention Gill Champion.  Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. The obligation to make such filing commenced February 8, 2011.

Code of Ethics

The Company has not adopted a Code of Ethics. Given the small size of the Company and the fact that the Board of Directors and senior executives are the same individuals, the Company believes that the fiduciary duties imposed by Delaware General Corporation Law provides sufficient protection to the shareholders.

ITEM 11.  Executive Compensation

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	WarrantsAwards ($) (1)	Nonqualified Deferred Compensation Earnings ($)(2)	All other Compensation ($)(4)	Total ($)
Stan Lee, Chairman of the Board, Chief	2011	$300,000				$50,000		$350,000
Creative Officer	2010	$300,000			$156,516	$50,000		$506,516
Gill Champion, President, Chief Executive	2011	$475,000	(3)				$73,076	$548,076
Officer, Director	2010	$475,000	(3)					$475,000
Arthur Lieberman, Chief	2011	$200,000				$100,000		$300,000
Operating Officer, Director	2010	$200,000			$156,516	$100,000		$456,516

(1)	The values shown in this column represent the aggregate grant date fair value of share-based compensation granted during the year ended March 15, 2010, in accordance with ASC 718, “Share-Based Payment”. The fair value of the stock warrants at the date of grant was estimated using the Black-Scholes option-pricing model, based on the assumptions described in Note 6 of the Notes to the Consolidated Financial Statements included in this Annual Report.

(2)	Includes payments for compensation previously deferred during the period from 2001 through 2008. No interest was paid on any of the deferred compensation.

(3)	Included in this amount is $100,000 of deferred compensation pursuant to the employment contract referenced above.

(4)	Payment for accrued vacation for prior years but never taken.

In 2010 under his employment agreement, Mr. Lee’s salary was increased to $300,000 per annum, he was no longer required to defer any part of his ongoing salary and the Company began paying his accrued deferred salary at the rate of $50,000 per year.  In consideration for Stan Lee and Arthur Lieberman agreeing to restrict payment of their deferred compensation as provided for in the Deferred Compensation Agreement, each received a warrant to purchase 650,000 shares of Common Stock, which is exercisable for five years at a price of $0.40 per share.  In additional to his compensation from the Company, Stan Lee has a lifetime employment agreement with Marvel, which currently requires Stan Lee to devote 10-15 hours per week to Marvel matters, and in return for which Stan Lee currently receives a salary. At the end of 2011, the employment agreement was amended to pay deferred compensation at the rate of $100,000 per year. The Amendment to the employment agreement is filed herewith.

In 2010 under his employment agreement, Mr. Champion’s salary was increased to $475,000 per annum, but he is required to defer $100,000 yearly until the Company obtains $2,000,000 of additional investment. During 2011, an amended agreement no longer required the deferral of $100,000 per annum. The deferred compensation balance at December 31, 2011 was $100,000. The amended agreement is filed herewith.

In 2010 under his employment agreement, Mr. Lieberman’s salary was increased to $200,000 per annum, he was no longer required to defer any part of his ongoing salary and the Company began paying his accrued deferred salary at the rate of $50,000 per year.  The outstanding balance of his deferred compensation is payable pursuant to the terms of the Deferred Compensation Agreement, described above in the discussion of Stan Lee’s compensation. During 2011, an amended agreement calls for pay downs of deferred compensation of $100,000 per annum. The amended agreement is filed herewith.

The Company also has Indemnity Agreements for its three executives who are also directors. The agreements are filed herewith.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards as of December 31, 2011 for each of the named executive officers:

	Warrants Awards
Name	Number of Securities Underlying Unexercised Exercisable warrants (#)	Warrants Exercise Price per share ($)	Warrants Expiration Date
Stan Lee	650,000	0.40	03/14/2015

Arthur Lieberman	650,000	0.40	03/14/2015

The warrants vest immediately on grant date of March 15, 2010. All warrants are still outstanding as of December 31, 2011.

Director Compensation.

None of the Company’s Directors is paid for serving on its Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners.

The following tables set forth information as of March 9, 2012, with respect to the beneficial ownership of the outstanding shares of the Company’s Common Stock by: (i) each person known by the Company to beneficially own five percent or more of the outstanding shares; (ii) executive officers and directors; and (iii) all executive officers and directors as a group.  A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within sixty (60) days.

Name and Address of Owner	Amount and Nature of Beneficial Owner	Percentage (%) Of Class

Directors and Executive Officers
Stan Lee (1) (2)(3) 9440 Santa Monica Blvd, #620 Beverly Hills, CA 90210	42,399,626	31.58%

Gill Champion (1)(2) 9440 Santa Monica Blvd, #620 Beverly Hills, CA 90210	24,739,998	18.43%

Arthur Lieberman (1)(2)(4) 9440 Santa Monica Blvd,#620 Beverly Hills, CA 90210	19,911,538	14.83%

Total shares owned by Executive Officers and Directors (5)	87,709,770	66.14%

5% Shareholders
Joan Lee (6) 9440 Santa Monica Blvd, #620 Beverly Hills, CA 90210	42,399,626	31.58%

Catalyst Investments, LLC(7) c/o The Walt Disney Company 500 South Buena Vista St Burbank, CA, 91521	13,172,153	9.8%

(1)	Executive Officer of the Company.

(2)	Director of the Company.

(3)	Includes 32,953,273 shares held by his wife, Joan Lee, that may be deemed to be beneficially owned by Stan Lee. Stan Lee disclaims beneficial ownership of the shares owned by Joan Lee. Includes in shares deemed held by Stan Lee, and the total deemed outstanding for the purposes of calculating Stan Lee’s percentage, 650,000 shares which Stan Lee has the right to purchase at $0.40 per share pursuant to a warrant issued to him in connection with a Deferred Compensation Agreement dated March 15, 2010.

(4)	Includes in shares deemed held by Arthur Lieberman, and the total deemed outstanding for the purposes of calculating Arthur Lieberman’s percentage, 650,000 share which Arthur Lieberman has the right to purchase at $0.40 per share pursuant to a warrant issued to him in connection with a Deferred Compensation Agreement dated March 15, 2010.

(5)	Includes shares held by his wife, Joan Lee, that may be deemed to be beneficially owned by Stan Lee. Stan Lee disclaims beneficial ownership of the shares owned by Joan Lee. Includes in shares deemed outstanding and for the purposes of calculating the percentage owned by all Executive Officers and Directors the shares that Stan Lee and Arthur Lieberman have the right to purchase pursuant to the Warrants described in footnotes (3) and (4) above.

(6)	Includes 9,446,353 shares held by her husband, Stan Lee, as well as 650,000 shares which Stan Lee has the right to purchase at $0.40 per share pursuant to a warrant described in footnote 3 above, that may be deemed to be beneficially owned by Joan Lee. Joan Lee disclaims beneficial ownership of the shares owned by Stan Lee.

(7)	Catalyst Investments, LLC is affiliated with The Walt Disney Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions.

During the period from 2001 through 2009 the Company had deferred payments of a total of $3,007,917 salaries to its officers ($1,382,500 due to Stan Lee, $1,445,417 due to Arthur Lieberman, and $180,000 due to Gill Champion).  No interest was accrued or paid with respect to these deferred salary amounts.  After receiving the proceeds from Catalyst, the Company paid $680,000 of this deferred salary ($250,000 to each of Stan Lee and Arthur Lieberman, and $180,000 to Gill Champion).  At December 31, 2010, the balance outstanding was $2,277,917 for deferred compensation, consisting of $100,000 increase in deferred compensation pursuant to Gill Champion’s employment agreement, $1,082,500 to Stan Lee and $1,095,417 to Arthur Lieberman. At December 31, 2011, the balance outstanding was $2,127,917 for deferred compensation, consisting of $100,000 in deferred compensation to Gill Champion, $1,032,500 to Stan Lee and $995,417 to Arthur Lieberman.

The employment agreements for Messrs Lee, Lieberman and Champion are described in Item 11 above. Copies of such agreements have been filed as exhibits to the Company’s Form 10-K.

From time to time, Stan Lee has appeared and will continue to appear at certain events or projects for which both he and the Company receive payments. Payments related to 2011 to Mr. Lee amounted to approximately $31,000. The Company believes that his ability to appear at these events enhances the Company’s brand without additional costs to the Company.

Director Independence

Our Board has determined that none of our directors are independent under the NASDAQ Stock Market listing rules.

Item 14. Principal Accountant Fees and Services.

Rose, Snyder & Jacobs LLP serve as our independent registered public accounting firm and their report on the Company’s audited financial statements is included in Item 8 above for the years ended December 31, 2011 and 2010. The aggregate fees billed by the Rose, Snyder & Jacobs LLP for professional services rendered for the audited financial statements and other services are as follows for the years ended December 31, 2011 and 2010:

	2011	2010

Audit fees	$58,125	$69,650
Tax fees	$10,385	$7,525
Total	$68,510	$77,175

The Company currently does not have an audit committee. All audit and non-audit services are approved by the Board of Directors.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report or incorporated herein by reference:

1)	Our Consolidated Financial Statements are contained found in response to Item 8 of this Form 10-K.
2)	Financial Statement Schedules, none
3)	See Exhibit Index included as the last part of this report on this Form 10-K, which index is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 23, 2012	POW! Entertainment, Inc.

	By:	/s/ GILL CHAMPION
Gill Champion
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ GILL CHAMPION	President, Chief Executive Officer	March 23, 2012
Gill Champion	(Principal Executive Officer)

/s/ STAN LEE	Chairman and Chief Creative Officer	March 23, 2012
Stan Lee

/s/ ARTHUR LIEBERMAN	Chief Operating Officer and Director	March 23, 2012
Arthur Lieberman

/s/ BICK LE	Chief Financial Officer	March 23, 2012
Bick Le	(Principal Financial Officer)

Exhibit No.	Exhibit Index	Method of Filing
3.1	Restated Certificate of Incorporation of POW! Entertainment, Inc., dated December 6, 2010	Incorporated by reference as Exhibit 3.1 to Form 10 filed December 10, 2010
3.2	By-Laws of POW! Entertainment Inc., dated December 3, 2010	Incorporated by reference as Exhibit 3.2 to Form 10 filed December 10, 2010
4.1	Form of Warrant granted to the Stanley L. Compton, Trustee of the Compton Family Trust dated April 11, 1988	Incorporated by reference as Exhibit 4.1 to Form 10 filed December 10, 2010
4.2	Form of Warrant Agreement granting warrants to Arthur Lieberman and Stan Lee	Incorporated by reference as Exhibit 4.2 to Form 10 filed December 10, 2010
10.1	Overall Agreement Dated as of March 20, 2006 Between Silver Creek Pictures, Inc. and POW! Entertainment, Inc. For Services of Stan Lee (“Silver Creek Agreement”)	Incorporated by reference as Exhibit 10.1 to Form 10 filed December 10, 2010
10.2	Amendment Letter to Silver Creek Agreement, dated March 20, 2006	Incorporated by reference as Exhibit 10.2 to Form 10 filed December 10, 2010
10.3	Amendment Letter to Silver Creek Agreement, dated September 12, 2006	Incorporated by reference as Exhibit 10.3 to Form 10 filed December 10, 2010
10.4	Amendment Letter to Silver Creek Agreement, dated March 13, 2007 (“Second Amendment”)	Incorporated by reference as Exhibit 10.4 to Form 10 filed December 10, 2010
10.5	Amendment Letter to Silver Creek Agreement, dated September 10, 2007 (“Third Amendment”)	Incorporated by reference as Exhibit 10.5 to Form 10 filed December 10, 2010
10.6	Amendment Letter to Silver Creek Agreement, dated May 2, 2008 (“Fourth Amendment”)	Incorporated by reference as Exhibit 10.6 to Form 10 filed December 10, 2010
10.7	Amendment Letter to Silver Creek Agreement, dated December 18, 2009 (“Fifth Amendment”)	Incorporated by reference as Exhibit 10.7 to Form 10 filed December 10, 2010
10.8	Stock Purchase Agreement, dated December 31, 2009 by and between POW! Entertainment, Inc. and Catalyst Investments, LLC	Incorporated by reference as Exhibit 10.8 to Form 10 filed December 10, 2010
10.09	Letter Agreement between Catalyst and the Company dated December 31, 2009	Incorporated by reference as Exhibit 10.09 to Form 10 filed December 10, 2010
10.10	Employment Agreement-Stan Lee, dated as of January 1, 2010 between POW! Entertainment, Inc. and Stan Lee	Incorporated by reference as Exhibit 10.10 to Form 10 filed December 10, 2010
10.11	Employment Agreement-Champion, dated as of January 1, 2010 between POW! Entertainment, Inc. and Gill Champion	Incorporated by reference as Exhibit 10.11 to Form 10 filed December 10, 2010
10.12	Employment Agreement-Lieberman, dated as of January 1, 2010 between POW! Entertainment, Inc. and Arthur Lieberman	Incorporated by reference as Exhibit 10.12 to Form 10 filed December 10, 2010
10.13	Amended and Restated Deferred Compensation Payment Agreement dated as of November 22, 2010 by and among POW! Entertainment, Inc., Stan Lee and Arthur Lieberman	Incorporated by reference as Exhibit 10.13 to Form 10 filed December 10, 2010
10.14	Agreement, dated as of June 8, 2005 between Stanley L. Compton and POW! Entertainment, Inc.	Incorporated by reference as Exhibit 10.14 to Form 10 filed December 10, 2010
10.15	Agreement, dated as of September 9, 2010 between Cooper Global Communications and POW! Entertainment, Inc.	Incorporated by reference as Exhibit 10.15 to Form 10-K filed March 28, 2011
10.16	Amendment to Employment Agreements-Stan Lee, Dated December 1, 2011 and referred to in Exhibit 10.10	Filed herewith
10.17	Agreement dated June 1, 2011 between POW! Entertainment and Bick Le	Incorporated by reference as Exhibit 10.17 to Form 10-Q filed August 4, 2011
10.18	Amendment to Employment Agreements-Gill Champion, dated December 1, 2011 and referred to in Exhibit 10.11	Filed herewith

Exhibit No.	Exhibit Index	Method of Filing
10.19	Amendment to Employment Agreements-Arthur Lieberman, dated December 1, 2011 and referred to in Exhibit 10.12	Filed herewith
10.20	Indemnity Agreements dated December 2004.	Filed herewith
21	Subsidiaries of Registrant	Incorporated by reference as Exhibit 21 to Form filed December 10, 2010
31.1	Certification by Chief Executive Officer	Filed herewith
31.2	Certification by Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification by Principal Executive Officer	Filed herewith
32.2	Section 1350 Certification by Principal Financial Officer	Filed herewith

