Form 10-Q
period 2012-03-31
POW! ENTERTAINMENT, INC.
filed 2012-05-14
CIK 1505892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Yes  ☐                           No  ☒

The number of common shares outstanding on April 15, 2012 was 132,607,356.

POW! ENTERTAINMENT, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I.	Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets at March 31, 2012 (Unaudited) and December 31, 2011 (Audited)	3

	Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2012 and 2011	4

	Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2012 and 2011	5

	Notes to Consolidated Unaudited Financial Statements	6 – 10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 – 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II.	Other Information

Item 1.	Legal Proceedings	14-16

Item 1A.	Risk Factors	16

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 6.	Exhibits	16

Signatures		17

PART I. ITEM 1. FINANCIAL STATEMENTS

POW! ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2012

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$302,992	$340,305
Letter of credit	32,544	32,544
Marketable securities	804,131	771,177
Accounts receivable, net of allowance for doubtful accounts of $0	21,387	86,183
Other receivables	68,214	67,964
Prepaid expenses	19,959	19,005
Inventory	13,513	13,513
TOTAL CURRENT ASSETS	1,262,740	1,330,691
Property and Equipment, net	10,830	8,638
INTANGIBLE AND OTHER ASSETS
Trademarks, net	18,747	18,747
Development Fees	35,000	35,000
Deposits	2,192	2,192
TOTAL ASSETS	$1,329,509	$1,395,268

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$336,839	$233,652
Advances payable	2,684,167	2,546,667
Deferred compensation-current	300,000	300,000
Deferred Rent	49,125	50,368
Derivatives Liability	23,089	28,763
TOTAL CURRENT LIABILITIES	3,393,220	3,159,450
Deferred compensation-long term	1,777,917	1,827,917
COMMITMENT AND CONTINGENCIES, note 8
SHAREHOLDERS' DEFICIT
Common shares, $0.001 par value. 199,000,000 common shares authorized, 1,000,000 preferred shares authorized 132,607,356 common shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	132,608	132,608
Additional paid in capital	9,532,235	9,522,904
Subscription receivable, net, note 3	(1,002,496)	(1,002,496)
Accumulated deficit	(12,485,425)	(12,200,174)
Accumulated other comprehensive income	(18,550)	(44,941)
TOTAL SHAREHOLDERS' DEFICIT	(3,841,628)	(3,592,099)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,329,509	$1,395,268

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2012 and 2011

(Unaudited)

	March 31,
	2012	2011

REVENUES	$523,462	$590,253

OPERATING COSTS AND EXPENSES
Wages and benefits	457,024	516,277
Commission	31,292	39,067
Stock-based Compensation	9,330	-
Professional fees	183,660	89,436
Promotional and Marketing	21,402	71,502
Rent and office	40,647	37,436
Other general and administration	71,935	63,214

TOTAL OPERATING COSTS AND EXPENSES	815,290	816,932

LOSS FROM OPERATIONS	(291,828)	(226,679)

OTHER INCOME
Interest income, net	5,704	1,699
Gain on change of derivative value	5,674	31,891

LOSS BEFORE TAXES	(280,450)	(193,089)

Income taxes	(4,800)	(424)

NET LOSS	$(285,250)	$(193,513)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	132,607,356	131,721,534

Condensed Statement of Comprehensive Income
Net Loss	$(285,250)	$(193,513)
Other comprehensive Income (Loss)
Unrealized gain on marketable securities	26,391	-

Comprehensive Loss	$(258,859)	$(193,513)

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2012 and 2011

(Unaudited)

	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(285,250)	$(193,513)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	397	(546)
Stock based compensation	9,331	-
Non-employee warrants and options	-	30,809
Changes in valuation of derivatives liability	(5,674)	(31,891)
Deferred Rent	(1,243)	7,884
Change in assets and liabilities:
Accounts receivable	64,796	270,864
Prepaid expenses	(954)	34,754
Inventory	-	330
Other receivable	(250)	(16,667)
Accounts payable and accrued expenses	103,186	(25,966)
Advances payable	137,500	83,334
Deferred compensation	(50,000)	(25,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(28,161)	134,392

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks	-	(6,405)
Purchase of property and equipment	(2,589)	(908)
Purchase of marketable securities	(6,563)	-

NET CASH USED IN INVESTING ACTIVITIES	(9,152)	(7,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions receivable	-	8,455

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	8,455

NET INCREASE (DECREASE) IN CASH	(37,313)	135,534
Cash and cash equivalents at beginning	340,305	578,808
Cash and cash equivalents at end of the year	$302,992	$714,342

Supplemental disclosures of cash flow information:
Income taxes paid in cash	$4,800	$424

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

Business Activity and Organization—The Company is a Delaware corporation, incorporated on August 17, 1998. POW! Entertainment, Inc. ("POW", "Company", “we”) has the following subsidiaries: POW! Entertainment, LLC (the operating company); QED Productions, LLC; PFD, LLC and an inactive Delaware corporation: Pharmelle, Inc.

We have prepared the Company’s accompanying consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended, or the Exchange Act and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three months ended March 31, 2012 and 2011 are not indicative of the results that may be expected for the fiscal year ending December 31, 2012. You should read these unaudited consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011.

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

Advances Payable— The contract with Silver Creek also contains recoupable advance payments per annum of $550,000.

The Company recorded $137,500 for the three months ended March 31, 2012 and 2011, respectively, as advances payable pursuant to the contractual clause in which the advances are recoupable by Silver Creek solely from any fixed and contingent compensation related to future developments, including box office bonuses and merchandising royalties. The Company has not met the performance measurement of the revenue and accordingly has not recorded the payments as revenue. In addition, any properties that Silver Creek rejects or accepts and subsequently abandons may be offered by the Company elsewhere subject to participation by Silver Creek.  Depending on the nature of the project so offered to a third party and the time when such project was originally offered to Silver Creek, Silver Creek is entitled to receive up to $100,000 per project, and the assignment of 50% or 25% of the Company’s compensation from the third-party producer.

Related Party— From time to time, Stan Lee has appeared and will continue to appear at certain events or projects for which both he and the Company receive payments. There were no payments to Mr. Lee during the three months ended March 31, 2012.

Use of Estimates —The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements. We have identified the most significant areas of estimation and assumptions as being estimation of the allowance for doubtful accounts, estimation of stock-based compensation, estimation of derivatives liabilities, and estimation of the net deferred income tax asset valuation allowance.

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

Property and Equipment—Property and equipment are stated at cost.  Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets over five years. Depreciation expense recorded for the three months ended March 31, 2012 and 2011 were $397 and ($546), respectively.

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

The following table summarizes fair value measurements by level at March 31, 2012 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total

Cash	$302,992			$302,992

Letter of credit	$32,544			$32,544

Marketable securities	$804,131			$804,131

Derivatives liability			$23,089	$23,089

The table below sets forth a summary of changes in fair value of the Company’s Level III liabilities for the three months ended March 31, 2012.

Balance as of December 31, 2011	$28,763
Issuance of warrants
Change in Value	(5,674)
Balance as of March 31, 2012	$23,089

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

Earnings Per Share-Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common share equivalents had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. For the three months ended March 31, 2011, the diluted earnings per share are the same as basic earnings per share as the 1,300,000 warrants outstanding would have an anti-dilutive effect. For the three months ended March 31, 2012, the diluted earnings per share are the same as basic earnings per share as the 1,650,000 warrants outstanding would have an anti-dilutive effect.

Valuation of Derivative Instruments—ASC 815-40 (formerly SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”)  requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”) to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At March 31, 2012, the Company adjusted its derivative liability to its fair value, and reflected the decrease of $5,674, which represents the gain on change in derivative.

Other Comprehensive Income

The Company’s other comprehensive income consists of unrealized losses on marketable securities categorized as available-for-sale, that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income.

Concentrations—The Company has one major customer that individually exceeded 10% of total revenue and accounted for 93% for the three months ended March 31, 2012. Three customers who are not major customers accounted for 100% of total accounts receivable as of March 31, 2012.

The Company has two major customers that individually exceeded 10% of total revenue and accounted for 98% for the three months ended March 31, 2011. Two customers, one a major customer, accounted for 97% of total accounts receivable as of March 31, 2011.

3.	Subscription Receivable

On July 22, 2005, a subscription for shares equal to the principal amount of $1,150,000 was entered into, fully amortized with monthly payments of interest only for 18 months starting August 30, 2005 and then principal and interest payments of $12,197 monthly for an additional 10 years with the interest rate of 5% per annum. The payments on the indebtedness related to the subscription have defaulted. An allowance of 50% was recorded in year 2007 to reduce the principal amount. Collection of the receivable is in dispute by the shareholders.

On November 15, 2005, another subscription for shares equal to the principal amount of $525,000 was entered into, fully amortized over thirty years with the interest rate of 5% per annum.  The subscription is payable in equal monthly payments of $2,818.  The payments on the subscription were defaulted during the years 2005 to August 2010. No payments were received during the three months ended March 31, 2012. The Company received one payment during April 2012. The subscription is collateralized by a Deed of Trust granting rights to a residential property.

4.	Deferred Compensation

Deferred compensation consists of accrued but unpaid salaries of executives, which will be paid as the Company increases its cash, over time, or by obtaining additional financing.   The balance at March 31, 2012 reflects payments of $50,000.

5.	Receivable—Related Party

During March 2011, the Company entered into an agreement with a minority shareholder, who is also a former employee, to loan the individual an amount totaling $66,667. The loan is non-interest bearing and collateralized by the stock of the Company already owned by such shareholder. The loan is due in full. At March 31, 2012, the balance of the receivable was $66,667.

6.	Restricted Stock Grant

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

The Company adopted the guidance provided by ASC 718 to measure and record the expense over the requisite service period for the entire award. Stock-based compensation recognized by the Company for the three months ended March 31, 2012 amounted to $9,330.

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

Total expense related to the investor relations’ options during the three months ended March 31, 2011 was $30,809.

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

A gain on change in derivative liability was recorded to reflect a decrease of $5,674 and $31,891 for the three months ended March 31, 2012 and 2011, respectively.

The fair value of stock warrants and options at the date of grant and derivative liability were estimated using the Black-Scholes option-pricing model, based on the following assumptions for the three months ended March 31, 2012:

Risk-free interest rate	0.51%
Expected life	0.75
Expected Volatility	172.0%
Dividend yield	00.0%

8.	Commitments and Contingencies

From time to time the Company may become involved in various legal proceedings in the normal conduct of its business.

On February 14, 2011, the Company and its subsidiary, QED Productions, LLC, were named in a lawsuit citing, among other things, trademark infringement. The Company filed a motion to dismiss the lawsuit on March 15, 2011. In the alternative, the Company’s motion requested that the Court stay the proceedings pending resolution of SLM’s appeal to the U.S. Court of Appeals for the Second Circuit. On May 6, 2011, the Court granted the Company’s alternative motion and stayed the proceedings. While the outcome of the foregoing proceedings cannot be predicted with certainty, after consulting with legal counsel, the Company believes that it will prevail and that range of any potential loss cannot be determined at this time. However, we believe the foregoing litigation will not have a material adverse affect on our financial statements taken as a whole.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Some of the statements in the Form 10-Q are forward-looking statements about what may happen in the future. Forward-looking statements include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans. The forward-looking statements in the Form 10-Q are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You should review carefully all information, including the discussion of risk factors under “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K for the year ended December 31, 2011. Any forward-looking statements in the Form 10-Q are made only as of the date hereof and, except as may be required by law, we do not have any obligation to publicly update any forward-looking statements contained in this Form 10-Q to reflect subsequent events or circumstances.

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

Currently, the Company plans to focus on:

•	creating project concepts, primarily in the form of story treatments,
•	identifying select partners willing to participate in, and/or finance, the development of the Company’s projects,
•	identifying talented and suitable writers to write scripts for the Company’s projects, and
•	negotiating agreements for the production of the projects ( i.e .., the filming of a movie or television series, the creation of the video game, etc.).

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

Recent Events

The Company has announced a sponsorship with a comic convention company in Los Angeles. The convention would be held in Los Angeles and possible other locations during 2012-2013. The expected revenue to the Company, if any, related to these projects cannot be determined at this time.

The Company recently associated with other third parties to create digital worlds to develop our media platform. The associations will expand our storytelling into the digital realm more quickly and effectively to reach a global audience. The expected revenue to the Company, if any, related to these projects cannot be determined at this time.

The Company’s has several comic books published monthly in Japan and the United States in associations with third parties. These comic books generate royalties on a small scale, but the goal is to market and license the intellectual properties related to these comic book characters into branded franchises in other media forms i.e., full length feature films, television, video games, mobile applications and/or merchandising. We also have entered into agreements with other comic book publishers to print future comic books under the Stan Lee Comics brand and Stan Lee’s Kid Universe, set to be published in year 2012. The expected revenue to the Company, if any, related to these projects cannot be determined at this time.

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

Critical Accounting Policies and Estimates

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

Results of Operations

We believe that, due to the complex nature and long term cycle of our business operations, period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance. However, it is still important that you review the audited financial statements filed on the Form 10-K for the year ended December 31, 2011 and the related notes in addition to thoroughly reading our current plan of operations.

For Three Months Ended March 31, 2012 and 2011

The Company’s revenues for the three months ended March 31, 2012 decreased by $66,791 or 11.3% compared to the three months ended March 31, 2011.

For the three months ended March 31, 2012, net loss was $285,250 compared to a net loss of $193,513 for the three months ended March 31, 2011.

Total operating costs and expenses for the three months ended March 31, 2012 decreased by $1,642 compared to the three months ended March 31, 2011. The decrease in total general and administrative expenses was primarily attributable to and was also offset by the following:

•	Salaries and related employee benefits decreased by $59,253 primarily due to switching to a less expensive health insurance plan;

•	Promotional expense decreased by $50,100 compared to the three months ended March 31, 2011 from cancellation of investor relations contract; and

•	Professional expenses increased by $94,224 in legal expenses related to indemnification payments.

Liquidity and Capital Resources

Our current liquidity and capital resources are provided principally through our current agreement with Silver Creek Pictures. We have a deficiency in working capital of $2,130,480 and $1,828,759 as of March 31, 2012 and December 31, 2011, respectively. That deficiency results from the classification as current liabilities of cumulative advances received from Silver Creek which were $2,684,167 and $2,546,667 as of March 31, 2012 and December 31, 2011, respectively. These amounts are recoupable by Silver Creek solely from any fixed and contingent compensation related to future developments, including box office bonuses and merchandising royalties. The Company has reclassified part of Deferred Compensation as long-term liabilities.

If Silver Creek stops paying installments of the $1,250,000 per annum for Stan Lee’s consulting services paid to the Company as part of the $2,500,000 obligation per annum as a result of any future death or disability of Stan Lee, the Company believes that revenues from various projects that it has “in development” with other parties or that may shortly go into development with other parties will make up all or a portion of the lost revenue. To the extent that it does not, and to the extent that the Company is unable to raise funds from investments to cover any shortfall, the Company will have to reduce its expenses, as it has done in the past, by such approaches as deferring portions of its executive officer’s salaries and reducing staff.

Deferred compensations to three executives totaled $2,077,917 and $2,127,917 as of March 31, 2012 and December 31, 2011, respectively. For the three months ended March 31, 2012, the Company paid down deferred compensation totaling $50,000.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were not effective as of March 31, 2012. We have disclosed to our auditors and the Board of Directors such deficiencies. There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

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

SLM sought to re-file almost identical claims to intellectual property created or co-created by Stan Lee by moving to become a party in another federal action in New York on July 26, 2010. On February 4, 2011, U. S. District Judge Robert W. Sweet of the Southern District of New York denied SLM’s application to file its proposed motion. Among numerous other reasons for denying SLM’s complaint, the court held that SLM’s “proposed Amended Complaint is barred” because SLM claims had already been dismissed based on the statute of limitations and other grounds, and that determination barred SLM from asserting the same claims in another action. SLM appealed Judge Sweet’s decision to the United States Court of Appeals for the Second Circuit. On March 21, 2012, the Court of Appeals for the Second Circuit found SLM’s arguments to be without merit and affirmed the decision by Judge Sweet.

ITEM 1A—RISK FACTORS

There were no material changes from the risk factors set forth in the “Risk Factors” section of our Form 10-K filed with the SEC on March 23, 2012. However, as reported in its Form 8-K, dated May 4, 2012, Arthur Lieberman, the Company’s Chief Operating Officer, Chief Legal Officer and a director, passed away.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 13, 2011, the Company issued 227,214 shares of common stock to a former investor relations advisor upon conversion of its options to purchase common stock. The Company received no cash proceeds, but cancelled options to purchase 395,286 shares of common stock. Refer to Note 7 in the notes to consolidated unaudited financial statements for further details therein. The issuance of the shares was made pursuant to Section 4(2) of Securities Act of 1933.

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

POW! Entertainment, Inc.

May 14, 2012	By:	/s/ GILL CHAMPION
Gill Champion
President and Chief Executive Officer
Principal Executive Officer

May 14, 2012	By:	/s/ BICK LE
Bick Le
Chief Financial Officer
Principal Financial Officer

