Form 10-Q
period 2012-06-30
POW! ENTERTAINMENT, INC.
filed 2012-08-14
CIK 1505892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Yes  ☐                           No  ☒

The number of common shares outstanding on July 15, 2012 was 133,107,356.

POW! ENTERTAINMENT, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2012 (Unaudited) and December 31, 2011 (Audited)	3

	Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2012 and 2011	4

	Consolidated Statements of Cash Flows (Unaudited) for the Three and Six Months Ended June 31, 2012 and 2011	5

	Notes to Consolidated Unaudited Financial Statements	6 – 11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 – 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	16

PART II.	Other Information

Item 1.	Legal Proceedings	16-17

Item 1A.	Risk Factors	17

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 5	Other Information	18

Item 6.	Exhibits	18

Signatures		19

PART I. ITEM 1. FINANCIAL STATEMENTS

POW! ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2012

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$190,551	$340,305
Letter of credit	32,544	32,544
Marketable securities	807,324	771,177
Accounts receivable, net of allowance for doubtful accounts	-	86,183
Other receivables	68,214	67,964
Prepaid expenses	32,949	19,005
Inventory	13,513	13,513
TOTAL CURRENT ASSETS	1,145,095	1,330,691

Property and Equipment, net	10,659	8,638
Intangible and Other Assets
Trademarks, net	19,072	18,747
Development Fees	35,000	35,000
Deposits	-	2,192
TOTAL ASSETS	$1,209,826	$1,395,268

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$362,096	$233,652
Advances payable	2,821,667	2,546,667
Deferred compensation-current	300,000	300,000
Deferred Rent	47,638	50,368
Derivatives Liability	16,397	28,763
TOTAL CURRENT LIABILITIES	3,547,798	3,159,450
Deferred compensation-long term	1,727,917	1,827,917
COMMITMENT AND CONTINGENCIES, note 8
SHAREHOLDERS' DEFICIT
Common shares, $0.001 par value. 199,000,000 common shares authorized, 1,000,000 preferred shares authorized 133,107,356 and 132,607,356 common shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	133,108	132,608
Additional paid in capital	9,566,065	9,522,904
Subscription receivable, net, note 3	(460,633)	(1,002,496)
Accumulated deficit	(13,281,836)	(12,200,174)
Accumulated other comprehensive income	(22,593)	(44,941)
TOTAL SHAREHOLDERS' DEFICIT	(4,065,889)	(3,592,099)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,209,826	$1,395,268

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

REVENUES	$502,606	$1,078,132	$1,026,067	$1,668,385

OPERATING COSTS AND EXPENSES
Wages and benefits	392,730	436,621	849,754	952,899
Commission	32,030	37,522	63,322	76,589
Stock-based Compensation	34,330	6,220	43,661	6,220
Professional fees	193,652	44,711	377,312	134,147
Promotional and Marketing	9,542	15,118	30,944	86,620
Rent and office	37,882	38,875	78,529	76,311
Other general and administration	73,373	64,798	145,305	128,011
TOTAL OPERATING COSTS AND EXPENSES	773,539	643,865	1,588,827	1,460,797

INCOME (LOSS) FROM OPERATIONS	(270,933)	434,267	(562,760)	207,588
OTHER INCOME AND (EXPENSES)
Interest and Dividend income, net	7,236	392	12,940	2,091
Income from legal settlement	-	50,000	-	50,000
Write-off Subscription Receivable	(533,408)		(533,408)
Gain on change of derivative value	6,692	7,165	12,366	39,056
INCOME (LOSS) BEFORE TAXES	(790,413)	491,824	(1,070,862)	298,735

Income taxes	(6,000)	(13,320)	(10,800)	(13,744)

NET INCOME (LOSS)	$(796,413)	$478,504	$(1,081,662)	$284,991

Net Income (loss) per share
Basic and diluted	$(0.01)	$0.00	$(0.01)	$0.00

Weighted average shares outstanding, basic	132,774,023	131,941,070	132,690,689	131,831,302
Weighted average shares outstanding, diluted	132,774,023	131,982,834	132,690,689	132,023,295

Condensed Statement of Comprehensive Income
Net Loss	$(796,413)	$478,504	$(1,081,662)	$284,991
Other comprehensive Income(Loss)
Unrealized gain (loss) on marketable securities	(4,043)	$-	22,348	$-
Comprehensive Loss	$(800,456)	$478,504	$(1,059,314)	$284,991

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,081,662)	$284,991
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Depreciation and amortization	903	976
Loss on disposal of fixed assets	564	-
Write-off subscription receivables	533,408	-
Stock based compensation	43,661	6,220
Non-employee warrants and options	-	29,403
Changes in valuation of derivatives liability	(12,366)	(39,056)
Deferred Rent	(2,730)	31,538
Change in assets and liabilities:
Accounts receivable	86,183	312,814
Prepaid expenses	(13,944)	8,825
Inventory	-	330
Other receivable	(250)	(66,113)
Deposits	2,192	-
Accounts payable and accrued expenses	128,445	(112,445)
Advances payable	275,000	120,834
Deferred compensation	(100,000)	(50,000)
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(140,596)	528,317

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks	(325)	(6,405)
Purchase of property and equipment	(3,488)	(2,356)
Purchases of marketable securities	(13,800)	-
NET CASH USED IN INVESTING ACTIVITIES	(17,613)	(8,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions receivable	8,455	16,910
NET CASH PROVIDED BY IN FINANCING ACTIVITIES	8,455	16,910

NET INCREASE (DECREASE) IN CASH	(149,754)	536,466
Cash and cash equivalents at beginning of year	340,305	578,808
Cash and cash equivalents at end of the year	$190,551	$1,115,274

Supplemental disclosures of cash flow information:
Income taxes paid in cash	$10,800	$13,744

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

Business Activity and Organization--The Company is a Delaware corporation, incorporated on August 17, 1998. POW! Entertainment, Inc. ("POW", "Company", “we”) has the following subsidiaries: POW! Entertainment, LLC (the operating company); QED Productions, LLC; PFD, LLC and an inactive Delaware corporation: Pharmelle, Inc.

We have prepared the Company’s accompanying consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities Exchange Act of 1934, as amended (the Exchange Act) and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three and six months ended June 30, 2012 and 2011 are not indicative of the results that may be expected for the fiscal year ending December 31, 2012. You should read these unaudited consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011.

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

Revenue Recognition --As a creator of intellectual property, the majority of the Company’s business is derived from contracts with third parties providing for the development and use of intellectual property developed by the Company.

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

The Company recorded $275,000 for the six months ended June 30, 2012 and 2011, respectively, as advances payable pursuant to the contractual clause in which the advances are recoupable by Silver Creek solely from any fixed and contingent compensation related to future developments, including box office bonuses and merchandising royalties. The Company has not met the performance measurement of the revenue and accordingly has not recorded the payments as revenue. In addition, any properties that Silver Creek rejects or accepts and subsequently abandons may be offered by the Company elsewhere subject to participation by Silver Creek.  Depending on the nature of the project so offered to a third party and the time when such project was originally offered to Silver Creek, Silver Creek is entitled to receive up to $100,000 per project, and the assignment of 50% or 25% of the Company’s compensation from the third-party producer.

Related Party— From time to time, Stan Lee has appeared and will continue to appear at certain events or projects for which both he and the Company receive payments. There were no payments to Mr. Lee during the six months ended June 30, 2012.

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

Property and Equipment--Property and equipment are stated at cost.  Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets over five years. Depreciation expense recorded for the three months ended June 30, 2012 and 2011 were $506 and $1,522, respectively. Depreciation expense recorded for the six months ended June 30, 2012 and 2011 were $903 and $976, respectively.

Inventory-- Inventory consists of promotional items for sale, which are stated at the lower of cost or market using the first-in, first-out method.

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

The following table summarizes fair value measurements by level at June 30, 2012 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total

Cash	$190,551			$190,551
Letter of credit	$32,544			$32,544
Marketable securities	$807,324			$807,324
Derivatives liability			$16,397	$16,397

The table below sets forth a summary of changes in fair value of the Company’s Level III liabilities for the six months ended June 30, 2012.

Balance as of December 31, 2011	$28,763
Issuance of warrants
Change in Value	(12,366)
Balance as of June 30, 2012	$16,397

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

Earnings Per Share--Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common share equivalents had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. For the three and six months ended June 30, 2012, the diluted earnings per share are the same as basic earnings per share as the 1,650,000 warrants outstanding would have an anti-dilutive effect.

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

Valuation of Derivative Instruments--ASC 815-40 (formerly SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”) requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”) to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At June30, 2012, the Company adjusted its derivative liability to its fair value, and reflected the decrease of $12,366, which represents the gain on change in derivative.

Other Comprehensive Income--The Company’s other comprehensive income consists of unrealized losses on marketable securities categorized as available-for-sale, that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income.

Concentrations--The Company has one major customer that individually exceeded 10% of total revenue and accounted for 95% and 97% for the three and six months ended June 30, 2012, respectively.

The Company has two major customers that individually exceeded 10% of the total revenue and accounted for 92% and 89% revenue for the three and six months ended June 30, 2011, respectively.

Three customers who are not major customers accounted for 100% of total accounts receivable as of June 30, 2011.

3.	Subscription Receivable

On July 22, 2005, a subscription for shares equal to the principal amount of $1,150,000 was entered into, fully amortized with monthly payments of interest only for 18 months starting August 30, 2005 and then principal and interest payments of $12,197 monthly for an additional 10 years with the interest rate of 5% per annum. The payments on the indebtedness related to the subscription have defaulted. An allowance of 50% was recorded in year 2007 to reduce the principal amount. During May 2012, the Company settled with the shareholders under a confidential agreement pursuant to which the Company wrote off the remaining principal balance of $533,408 and mutual releases were exchanged.

On November 15, 2005, another subscription for shares equal to the principal amount of $525,000 was entered into, fully amortized over thirty years with the interest rate of 5% per annum.  The subscription is payable in equal monthly payments of $2,818.  The payments on the subscription were defaulted during the years 2005 to August 2010. Three payments totaling $8,455 were received for the six months ended June 30, 2012. The subscription is collateralized by a Deed of Trust granting rights to a residential property.

4.	Deferred Compensation

Deferred compensation consists of accrued but unpaid salaries of executives, which will be paid as the Company increases its cash, over time, or by obtaining additional financing.   The balance at June 30, 2012 reflects payments of $100,000.

5.	Receivable—Related Party

During March 2011, the Company entered into an agreement with a minority shareholder, who is also a former employee, to loan the individual an amount totaling $66,667. The loan is non-interest bearing and collateralized by the stock of the Company already owned by such shareholder. The loan is due in full. At June 30, 2012, the balance of the receivable was $66,667.

6.	Restricted Stock Grant

On June 1, 2011, the Company granted restricted stock to an employee. The agreement called for grants of common stock priced at $0.17 per share, which was the closing market price, equaling to 0.05% of the company outstanding shares or 658,608 shares to be vested equally each on December 1, 2011, 2012 and 2013. Future expenses related to this grant are expected to be approximately $35,000 per year for 2012 and 2013. For the six months ended June 30, 2012, stock-based compensation for this grant was $18,660.

The Company granted additional restricted stock to the same employee during June 2012. The agreement calls for grants of 500,000 shares of common stock priced at $0.05 per share, which was the closing market price. The shares vest in full on date of grant. Stock-based compensation recognized by the Company related to this stock grant amounted to $25,000.

The Company adopted the guidance provided by ASC 718 to measure and records the expense over the requisite service period for the entire award. Stock-based compensation recognized by the Company for the six months ended June 30, 2012 amounted to $43,660.

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

Total expense related to the investor relations’ options during the six months ended June 30, 2011 was $29,403.

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
b)	Shares needed to pay for exercise price = $118,586 cash exercise price/ $0.30 (closing market price on 7/13/11) = 395,286 shares
c)	Shares to issue per option exercise = 622,500 shares - 395,286 shares = 227,214 shares

On December 2, 2010, the Company issued warrants to purchase 350,000 shares of common stock at $0.1905 per share in lieu of the remaining balance of an accrued commission of $125,000 to a consultant. The contract has an anti-dilutive clause, vests immediately and expires in December 2012. During April 2012, the Company agreed to extend the term of the warrants to December 2017. Accordingly, the Company uses the guidance in ASC 815-40-15 to scope and measure the warrants for non-employees as a derivative liability.

A gain on change in derivative liability was recorded to reflect a decrease of $6,692 and $12,366 for the three and six months ended June 30, 2012, respectively.

The fair value of stock warrants and options at the date of grant and derivative liability were estimated using the Black-Scholes option-pricing model, based on the following assumptions for the six months ended June 30, 2012:

Risk-free interest rate	0.51%
Expected life	5 years
Expected Volatility	189.32%
Dividend yield	00.0%

8.	Commitments and Contingencies

From time to time the Company may become involved in various legal proceedings in the normal conduct of its business.

On February 14, 2011, the Company and its subsidiary, QED Productions, LLC, were named in a lawsuit citing, among other things, trademark infringement. The Company filed a motion to dismiss the lawsuit on March 15, 2011. On July 9, 2012, Judge Wilson of the U.S. District Court for the Central District of California dismissed the case from the bench with a written opinion to follow. As of August 8, 2012, the written opinion has not been filed.

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

Currently, the Company plans to focus on:

•	creating project concepts, primarily in the form of story treatments,
•	identifying select partners willing to participate in, and/or finance, the development of the Company’s projects,
•	identifying talented and suitable writers to write scripts for the Company’s projects, and
•	negotiating agreements for the production of the projects (i.e., the filming of a movie or television series, the creation of the video game, etc.).

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

We believe that the odds are against the typical project “in development” being produced because there are a very large number of people who come up with ideas for movies, television shows, and other forms of entertainment, but only a limited number of entities with the financial and personnel resources required to produce and distribute these projects. However, we believe that several factors improve the odds of the Company’s projects being produced and, if produced, being successful.

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

Recent Events

During June 2011, the Company sold film rights to a third party for a superhero story targeting the Asian market. The script for the film was completed during 2012 by an A-list writer. During the Shanghai Film Festival during June 2012, it was announced by the third party that the project has a production finance commitment of up to the lesser of 40% and $40 million from another party. The project will continue to be developed by the third party affiliations. The expected revenue to the Company, if any, related to this project cannot be determined at this time.

The Company recently associated with other third parties to create digital worlds to develop our media platform. The associations will expand our storytelling into the digital realm more quickly and effectively to reach a global audience. An outlet for digital content is on the YouTube Channel entitled Stan Lee’s World of Heroes. The channel was launched during July 2012. The expected revenue to the Company, if any, related to this project cannot be determined at this time.

The Company has formed an affiliation with a comic book convention company to headline Stan Lee’s name in its convention. The comic book convention company recently formed a partnership with a trade show exhibitor to manage and operate the show scheduled for September 15, 2012 to be held in Los Angeles, with possible other locations worldwide in the year 2013. The expected revenue to the Company, if any, related to this project cannot be determined at this time.

The Company’s has several comic books published monthly in Japan and the United States in associations with third parties. These comic books generate royalties on a small scale, but the goal is to market and license the intellectual properties related to these comic book characters into branded franchises in other media forms i.e., full length feature films, television, video games, mobile applications and/or merchandising. The expected revenue to the Company, if any, related to this project cannot be determined at this time.

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

For Three Months Ended June 30, 2012 and 2011

The Company’s revenues for the three months ended June 30, 2012 decreased by $575,526 or 53.4% compared to the three months ended June 30, 2011.  Prior year revenue consists primarily of the revenue from a third party of $500,000 during the three months ended June 30, 2011 for film rights.

For the three months ended June 30, 2012, net loss was $796,413 compared to a net income of $478,504 for the three months ended June 30, 2011, primarily due to the write off of $533,408 from the remaining principal balance of subscription receivable.

Total operating costs and expenses for the three months ended June 30, 2012 increased by $129,674 compared to the three months ended June 30, 2012. The increase in total general and administrative expenses was primarily attributable to and was also offset by the following:

•	Salaries and related employee benefits decreased by $43,891 primarily due to switching to a less expensive health insurance plan;

•	Stock-based compensation increased by $28, 110 due to restricted stock grant to an employee; and

•	Professional expenses increased by $148,941 in legal expenses related to indemnification payments and resolutions of certain legal disputes.

For Six Months Ended June 30, 2012 and 2011

The Company’s revenues for the six months ended June 30, 2012 decreased by $642,318 or 38.5% compared to the six months ended June 30, 2011. Prior year revenue consists primarily of the revenue from a third party of $500,000 during the six months ended June 30, 2011 for film rights.

For the six months ended June 30, 2012, net loss was $1,081,662 compared to net income of $284,991 for the six months ended June 30, 2011, primarily due to the write off of $533,408 from the remaining principal balance of subscription receivable.

Total operating costs and expenses for the six months ended June 30, 2012 increased by $128,030 compared to the six months ended June 30, 2011. The increase in total general and administrative expenses was primarily attributable to and was also offset by the following:

•	Salaries and related employee benefits decreased by $103,145 primarily due to switching to a less expensive health insurance plan;

•	Stock-based compensation increased by $37, 441 due to restricted stock grant to an employee;

•	Promotional expense decreased by $55,676 compared to the six months ended June 30, 2011 from cancellation of investor relations contract; and

•	Professional expenses increased by $243,156 in legal expenses related to indemnification payments and resolutions of certain legal disputes.

Liquidity and Capital Resources

Our current liquidity and capital resources are provided principally through our current agreement with Silver Creek Pictures. We have a deficiency in working capital of $2,402,703 and $1,828,759 as of June 30, 2012 and December 31, 2011, respectively. That deficiency results from the classification as current liabilities of cumulative advances received from Silver Creek which were $2,821,667 and $2,546,667, as of June 30, 2012 and December 31, 2011 respectively. These amounts are recoupable by Silver Creek solely from any fixed and contingent compensation related to future developments, including box office bonuses and merchandising royalties. The Company has reclassified part of Deferred Compensation as long-term liabilities.

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

Deferred compensations executives totaled $2,027,917 and $2,127,917 as of June 30, 2012 and December 31, 2011, respectively. For the six months ended June 30, 2012, the Company paid down deferred compensation totaling $100,000.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were not effective as of June 30, 2012. We have disclosed to our auditors and the Board of Directors such deficiencies. There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

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

On July 9, 2007, SLM filed a lawsuit in the United States District Court for the Central District of California against Stan Lee, QED and the Company entitled Stan Lee Media, Inc. v. Lee, et al. (the “SLM Suit”).   In this suit, SLM sought declaratory relief and asserted claims for misappropriation of corporate opportunity, breach of contract, civil conspiracy, an accounting for profit, violation of the Lanham Act, copyright infringement, cyber squatting, and unfair business practices naming various defendants, including the Company.  Specifically, SLM petitioned the court for an order declaring that SLM is the rightful owner of certain intellectual property and, as such, is the only entity that can use and benefit from such property.  As in the QED Suit, the court stayed the case pending the outcome of the PFP Suit. In January 2011, the U.S. District Court for the Central District of California directed that SLM file a Consolidated Complaint in that Court, consolidating all the litigation pending in that Court. On February 14, 2011, SLM filed its Consolidated Complaint seeking substantially the same relief sought in the initial complaint described above and the complaints filed and dismissed in New York as described below. On March 15, 2011, the Company filed a motion to dismiss the newest complaint on the grounds that the claims are barred by res judicata and statutes of limitation, among other grounds, based in part on the New York decisions described below. In the alternative, the Company’s motion requested that the Court stay the proceedings pending resolution of SLM’s appeal of Judge Sweet’s decision to the U.S. Court of Appeals for the Second Circuit, described below. On May 6, 2011, the Court granted the Company’s alternative motion and stayed the action proceedings. On July 9, 2012, Judge Wilson dismissed the case from the bench with a written opinion to follow. As of August 8, 2012, the written opinion has not been filed.

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

Item 5—Other Information

Effective on August 13, 2012, pursuant to Consent in Lieu of a Shareholders Meeting executed on June 11, 2012, the following actions were taken:

1)	The ratification of the amendment of the Company’s Bylaws to provide that:
•	annual meetings shall be held at such dates and times as set by the Board of Directors, instead of on a fixed date;
•	the minimum number of directors of the Company be one (1) director instead of three (3) directors, and
•	the requirement that all amendments to the By-Laws be ratified by the shareholders at the next meeting of shareholders occurring after such amendment is eliminated.
2)	The election of the two currently serving directors for the ensuing year.
3)	The ratification and approval of the appointment of Rose Snyder Jacobs, LLP as the Company’s independent registered accounting firm for the year ending December 31, 2012.

ITEM 6—EXHIBITS

Exhibit No.	Description

10.21	Agreement dated June 11, 2012 between POW! Entertainment and Bick Le
31.1	Certification by Chief Executive Officer
31.2	Certification by Chief Financial Officer
32.1	Section 1350 Certification by Principal Executive Officer
32.2	Section 1350 Certification by Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POW! Entertainment, Inc.

August 14, 2012	By:	/s/ GILL CHAMPION
Gill Champion
President and Chief Executive Officer
Principal Executive Officer

August 14, 2012	By:	/s/ BICK LE
Bick Le
Chief Financial Officer
Principal Financial Officer

