Form 10-Q/A
period 2012-06-30
POW! ENTERTAINMENT, INC.
filed 2012-08-31
CIK 1505892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q/A

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

 The number of common shares outstanding on July15, 2012 was 133,107,356.

Explanatory Note: The sole purpose of this Amendment to POW! Entertainment, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 31, 2012 (the “Form 10-Q”), is to provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL. No other changes have been made to the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibits
31.1	Certification of Chief Executive Officer *

31.2	Certification by Chief Financial Officer*

32.1	Section 1350 Certification by Principal Executive Officer*

32.2	Section 1350 Certification by Principal Financial Officer*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	These exhibits were previously included or incorporated by reference in POW! Entertainment Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POW! Entertainment, Inc.

August 31, 2012	By: /s/ GILL CHAMPION
Gill Champion
President and Chief Executive Officer
Principal Executive Officer

August 31, 2012	By: /s/ BICK LE
Bick Le
Chief Financial Officer
Principal Financial Officer