Form 10-Q
period 2012-09-30
POW! ENTERTAINMENT, INC.
filed 2012-11-14
CIK 1505892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

 Yes  ☐                           No  ☒

 The number of common shares outstanding on October 15, 2012 was 133,107,356.

POW! ENTERTAINMENT, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2012 (Unaudited) and December 31, 2011 (Audited)	3

	Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2012 and 2011	4

	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2012 and 2011	5

	Notes to Consolidated Unaudited Financial Statements	6 – 11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 – 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	16

PART II.	Other Information

Item 1.	Legal Proceedings	16-17

Item 1A.	Risk Factors	18

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6.	Exhibits	18

Signatures		19

PART I. ITEM 1. FINANCIAL STATEMENTS

POW! ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2012

	September 30	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$317,289	$340,305
Letter of credit	32,544	32,544
Marketable securities	631,643	771,177
Accounts receivable, net of allowance for doubtful accounts	20,558	86,183
Other receivables	68,214	67,964
Prepaid expenses	23,129	19,005
Inventory	13,513	13,513
TOTAL CURRENT ASSETS	1,106,890	1,330,691
Property and Equipment, net	10,123	8,638
INTANGIBLE AND OTHER ASSETS
Trademarks, net	19,522	18,747
Development Fees	35,000	35,000
Deposits	-	2,192
TOTAL ASSETS	$1,171,535	$1,395,268

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$280,274	$233,652
Advances payable	2,959,167	2,546,667
Deferred compensation-current	300,000	300,000
Deferred Rent	46,151	50,368
Derivatives Liability	16,397	28,763
TOTAL CURRENT LIABILITIES	3,601,989	3,159,450

Deferred compensation-long term	1,677,917	1,827,917
COMMITMENT AND CONTINGENCIES, note 8
SHAREHOLDERS' DEFICIT
Common shares, $0.001 par value. 199,000,000 common shares authorized, 1,000,000 preferred shares authorized 133,107,356 and 132,607,356 common shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	133,108	132,608
Additional paid in capital	9,575,395	9,522,904
Subscription receivable, net, note 3	(460,633)	(1,002,496)
Accumulated deficit	(13,359,518)	(12,200,174)
Accumulated other comprehensive income	3,277	(44,941)
TOTAL SHAREHOLDERS' DEFICIT	(4,108,371)	(3,592,099)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,171,535	$1,395,268

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

REVENUES	$510,550	$568,568	$1,536,617	$2,236,953

OPERATING COSTS AND EXPENSES
Wages and benefits	367,396	382,845	1,217,150	1,335,744
Commission	31,271	31,332	94,593	107,921
Stock-based Compensation	9,330	18,661	52,991	24,881
Professional fees	49,255	42,342	426,567	176,489
Promotional and Marketing	28,228	250	59,172	86,870
Rent and office	30,030	38,784	108,558	115,095
Other general and administration	78,853	83,317	224,160	211,328

TOTAL OPERATING COSTS AND EXPENSES	594,363	597,531	2,183,191	2,058,328
INCOME (LOSS) FROM OPERATIONS	(83,813)	(28,963)	(646,574)	178,625
OTHER INCOME AND (EXPENSES)
Interest and dividend income, net	6,132	5,523	19,072	7,614
Income from legal settlement	-	-	-	50,000
Write-off subscription receivable	-	-	(533,408)
Gain on change of derivative value	-	(15,046)	12,366	24,010
INCOME (LOSS) BEFORE TAXES	(77,681)	(38,486)	(1,148,544)	260,249
Income taxes	-	(710)	(10,800)	(14,454)
NET INCOME (LOSS)	$(77,681)	$(39,196)	$(1,159,344)	$245,795

Net Income (loss) per share
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$0.00

Weighted average shares outstanding, basic	133,107,356	132,607,356	132,829,578	132,089,987
Weighted average shares outstanding, diluted	133,107,356	132,607,356	132,829,578	132,132,684

Condensed Statement of Comprehensive Income
Net income (loss)	$(77,681)	$(39,196)	$(1,159,344)	$245,795
Other comprehensive Income(Loss)
Unrealized gain on marketable securities	25,870	-	48,218	-
Comprehensive income (loss)	$(51,811)	$(39,196)	$(1,111,126)	$245,795

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,159,344)	$245,795
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Depreciation and amortization	1,439	2,576
Loss on disposal of fixed assets	564	-
Loss on sale of marketable securities	10,681	-
Write-off subscription receivables	533,408	-
Stock based compensation	52,991	24,881
Non-employee warrants and options	-	29,403
Changes in valuation of derivatives liability	(12,366)	(24,010)
Deferred Rent	(4,217)	51,123
Change in assets and liabilities:
Accounts receivable	65,625	282,745
Prepaid expenses	(4,124)	(14,904)
Inventory	-	330
Other receivable	(250)	(66,113)
Deposits	2,192	-
Development costs	-	(35,000)
Accounts payable and accrued expenses	46,622	(93,865)
Advances payable	412,500	258,334
Deferred compensation	(150,000)	(125,000)
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(204,279)	536,295

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks	(775)	(9,223)
Purchase of property and equipment	(3,488)	(5,146)
Sale of marketable securities	197,002	-
Purchases of marketable securities	(19,931)	(803,922)
NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	172,808	(818,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions receivable	8,455	25,365
NET CASH PROVIDED BY IN FINANCING ACTIVITIES	8,455	25,365

NET DECREASE IN CASH	(23,017)	(256,631)
Cash and cash equivalents at beginning of year	340,305	578,808
Cash and cash equivalents at end of the year	$317,289	$322,177

Supplemental disclosures of cash flow information:
Income taxes paid in cash	$10,800	$14,454

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

Business Activity and Organization—The Company is a Delaware corporation, incorporated on August 17, 1998. POW! Entertainment, Inc. ("POW", "Company", “we”) has the following subsidiaries: POW! Entertainment, LLC (the operating company); QED Productions, LLC; PFD, LLC; and an inactive Delaware corporation: Pharmelle, Inc.

We have prepared the Company’s accompanying consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities Exchange Act of 1934, as amended (the Exchange Act) and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three and nine months ended September 30, 2012 and 2011 are not indicative of the results that may be expected for the fiscal year ending December 31, 2012. You should read these unaudited consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011.

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

The Company recorded $412,500 for the nine months ended September 30, 2012 and 2011, respectively, as advances payable pursuant to the contractual clause in which the advances are recoupable by Silver Creek solely from any fixed and contingent compensation related to future developments, including box office bonuses and merchandising royalties. The Company has not met the performance measurement of the revenue and accordingly has not recorded the payments as revenue. In addition, any properties that Silver Creek rejects or accepts and subsequently abandons may be offered by the Company elsewhere subject to participation by Silver Creek.  Depending on the nature of the project so offered to a third party and the time when such project was originally offered to Silver Creek, Silver Creek is entitled to receive up to $100,000 per project, and the assignment of 50% or 25% of the Company’s compensation from the third-party producer.

Related Party— From time to time, Stan Lee has appeared and will continue to appear at certain events or projects for which both he and the Company receive payments. There were no payments to Mr. Lee during the nine months ended September 30, 2012.

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

Property and Equipment—Property and equipment are stated at cost.  Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets over five years. Depreciation expense recorded for the three months ended September 30, 2012 and 2011 were $536 and $1,600, respectively. Depreciation expense recorded for the nine months ended September 30, 2012 and 2011 were $1,439 and $2,576 respectively.

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

The following table summarizes fair value measurements by level at September 30, 2012 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash	$317,289			$317,289
Letter of credit	$32,544			$32,544
Marketable securities	$631,643			$631,643
Derivatives liability			$16,397	$16,397

The table below sets forth a summary of changes in fair value of the Company’s Level III liabilities for the nine months ended September 30, 2012.

Balance as of December 31, 2011	$28,763
Issuance of warrants
Change in Value	(12,366)
Balance as of September 30, 2012	$16,397

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

Earnings Per Share—Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common share equivalents had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. For the three and nine months ended September 30, 2012, the diluted earnings per share are the same as basic earnings per share as the 1,650,000 warrants outstanding would have an anti-dilutive effect.

Nine Months Ended
September 30, 2011
Numerator -
Net income attributable to common
Shareholders	$245,795
Denominator -
Weighted-average number of common
Shares outstanding during the period	132,089,987
Dilutive effect of stock options and warrants	42,697
Common stock and common stock
Equivalents used for diluted earnings per share	132,132,684

Valuation of Derivative Instruments—ASC 815-40 (formerly SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”)  requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”) to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At September 30, 2012, the Company adjusted its derivative liability to its fair value, and reflected the decrease of $12,366, which represents the gain on change in derivative.

Other Comprehensive Income—The Company’s other comprehensive income consists of unrealized losses on marketable securities categorized as available-for-sale, that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income.

Concentrations—The Company has one major customer that individually exceeded 10% of total revenue and accounted for 95% and 86% for the three months ended September 30, 2012 and 2011, respectively.

The Company has one major customer that individually exceeded 10% of total revenue and accounted for 95% for the nine months ended September 30, 2012 and two major customers that individually exceeded 10% of total revenue accounting for 88% for the nine months ended September 30, 2011.

As of September 30, 2012 and 2011, one and four customers, respectively, who are not major customers accounted for 100% of total accounts receivable.

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

On November 15, 2005, another subscription for shares equal to the principal amount of $525,000 was entered into, fully amortized over thirty years with the interest rate of 5% per annum.  The subscription is payable in equal monthly payments of $2,818.  The payments on the subscription were defaulted during the years 2005 to August 2010. Three payments totaling $8,455 were received for the nine months ended September 30, 2012. The subscription is collateralized by a Deed of Trust granting rights to a residential property.

4.	Deferred Compensation

Deferred compensation consists of accrued but unpaid salaries of executives, which will be paid as the Company increases its cash, over time, or by obtaining additional financing.   For the nine months ended September 30, 2012 there were payments to deferred compensation of $150,000.

5.	Receivable—Related Party

During March 2011, the Company entered into an agreement with a minority shareholder, who is also a former employee, to loan the individual an amount totaling $66,667. The loan is non-interest bearing and collateralized by the stock of the Company already owned by such shareholder. The loan is due in full. At September 30, 2012, the balance of the receivable was $66,667.

6.	Restricted Stock Grant

On June 1, 2011, the Company granted restricted stock to an employee. The agreement called for grants of common stock priced at $0.17 per share, which was the closing market price, equaling to 0.05% of the company outstanding shares or 658,608 shares to be vested equally each on December 1, 2011, 2012 and 2013. Future expenses related to this grant are expected to be approximately $35,000 per year for 2012 and 2013. For the nine months ended September 30, 2012, stock-based compensation for this grant was $27,990.

The Company granted additional restricted stock to the same employee during June 2012. The agreement calls for grants of 500,000 shares of common stock priced at $0.05 per share, which was the closing market price. The shares vest in full on date of grant. Stock-based compensation recognized by the Company related to this stock grant amounted to $25,000.

The Company adopted the guidance provided by ASC 718 to measure and records the expense over the requisite service period for the entire award. Stock-based compensation recognized by the Company for the nine months ended September 30, 2012 amounted to $52,990.

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

A gain on change in derivative liability was recorded to reflect a decrease of $0 and $12,366 for the three and nine months ended September 30, 2012, respectively.

The fair value of stock warrants and options at the date of grant and derivative liability were estimated using the Black-Scholes option-pricing model, based on the following assumptions for the nine months ended September 30, 2012:

Risk-free interest rate	0.31%
Expected life	5 years
Expected Volatility	191.14%
Dividend yield	00.0%

8.	Commitments and Contingencies

From time to time the Company may become involved in various legal proceedings in the normal conduct of its business.

On February 14, 2011, the Company and its subsidiary, QED Productions, LLC, were named in a lawsuit citing, among other things, trademark infringement. The Company filed a motion to dismiss the lawsuit on March 15, 2011. On August 23, 2012, Judge Wilson of the U.S. District Court for the Central District of California dismissed the case. On September 23, 2012, the Plaintiffs filed an intention to appeal Judge Wilson’s dismissal.

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

The Company recently announced that we have teamed with other third parties to launch mobile application games. One such game called Verticus is set to be launched by December 2012. The expected revenue to the Company, if any, related to this project cannot be determined at this time.

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

For Three Months Ended September 30, 2012 and 2011

The Company’s revenues for the three months ended September 30, 2012 decreased by $58,018 or 10.2% compared to the three months ended September 30, 2011.

For the three months ended September 30, 2012, net loss was $77,681 compared to a net loss of $39,196 for the three months ended September 30, 2011.

Total operating costs and expenses for the three months ended September 30, 2012 decreased by $3,168 compared to the three months ended September 30, 2011. The decrease in total general and administrative expenses was primarily attributable to and was also offset by the following:

•	Salaries and related employee benefits decreased by $15,449 primarily due to switching to a less expensive health insurance plan and the lack of salaries for the late Chief Operating Officer and Chief Legal Officer, Arthur Lieberman, who passed away during May 2012;

•	Professional expenses increased by $6,913 in legal expenses related to indemnification payments and resolutions of certain legal disputes. Professional expense also reflect an increase for the replacement of services of in-house counsel aforementioned; and

•	Promotion and marketing increased by $27, 978 reflecting press and public relations fees in project promotions.

For Nine Months Ended September 30, 2012 and 2011

The Company’s revenues for the nine months ended September 30, 2012 decreased by $700,336 or 31.3% compared to the nine months ended September 30, 2011. Prior year revenue consists primarily of the revenue from a third party of $500,000 during the nine months ended September 30, 2011 for film rights.

For the nine months ended September 30, 2012, net loss was $1,159,344 compared to net income of $245,795 for the nine months ended September 30, 2011, primarily due to the non-cash write off of $533,408 from the remaining principal balance of the subscription receivable.

Total operating costs and expenses for the nine months ended September 30, 2012 increased by $124,863 compared to the nine months ended September 30, 2011. The increase in total general and administrative expenses was primarily attributable to and was also offset by the following:

•	Salaries and related employee benefits decreased by $118,594 primarily due to switching to a less expensive health insurance plan and the absence of salary payments from May to September for the late Chief Operating Officer and Chief Legal Officer, Arthur Lieberman, who passed away on May 1, 2012;

•	Stock-based compensation increased by $28, 110 due to restricted stock grant to an employee;

•	Promotional expense decreased by $27,698 compared to the nine months ended September 30, 2011 from cancellation of investor relations contract; and

•	Professional expenses increased by $250,078 in legal expenses related to indemnification payments and resolutions of certain legal disputes. Professional expenses also reflect an increase for the replacement of services of in-house counsel aforementioned.

Liquidity and Capital Resources

Our current liquidity and capital resources are provided principally through our current agreement with Silver Creek Pictures. We have a deficiency in working capital of $2,495,099 and $1,828,759 as of September 30, 2012 and December 31, 2011, respectively. That deficiency results from the classification as current liabilities of cumulative advances received from Silver Creek which were $2,959,167 and $2,546,667, as of September 30, 2012 and December 31, 2011 respectively. These amounts are recoupable by Silver Creek solely from any fixed and contingent compensation related to future developments, including box office bonuses and merchandising royalties. The Company has reclassified part of Deferred Compensation as long-term liabilities.

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

Deferred compensations due executives totaled $1,977,917 and $2,127,917 as of September 30, 2012 and December 31, 2011, respectively. For the nine months ended September 30, 2012, the Company paid down deferred compensation totaling $150,000.

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

On July 9, 2007, SLM filed a lawsuit in the United States District Court for the Central District of California against Stan Lee, QED and the Company entitled Stan Lee Media, Inc. v. Lee, et al. (the “SLM Suit”).   In this suit, SLM sought declaratory relief and asserted claims for misappropriation of corporate opportunity, breach of contract, civil conspiracy, an accounting for profit, violation of the Lanham Act, copyright infringement, cyber squatting, and unfair business practices naming various defendants, including the Company.  Specifically, SLM petitioned the court for an order declaring that SLM is the rightful owner of certain intellectual property and, as such, is the only entity that can use and benefit from such property.  As in the QED Suit, the court stayed the case pending the outcome of the PFP Suit. In January 2011, the U.S. District Court for the Central District of California directed that SLM file a Consolidated Complaint in that Court, consolidating all the litigation pending in that Court. On February 14, 2011, SLM filed its Consolidated Complaint seeking substantially the same relief sought in the initial complaint described above and the complaints filed and dismissed in New York as described below. On March 15, 2011, the Company filed a motion to dismiss the newest complaint on the grounds that the claims are barred by res judicata and statutes of limitation, among other grounds, based in part on the New York decisions described below. In the alternative, the Company’s motion requested that the Court stay the proceedings pending resolution of SLM’s appeal of Judge Sweet’s decision to the U.S. Court of Appeals for the Second Circuit, described below. On May 6, 2011, the Court granted the Company’s alternative motion and stayed the action proceedings. On August 23, 2012, Judge Wilson dismissed the case. On September 23, 2012, SLM filed a notice of intention to appeal the dismissal.

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

POW! Entertainment, Inc.

November 14, 2012	By:	/s/ GILL CHAMPION
Gill Champion
President and Chief Executive Officer
Principal Executive Officer

November 14, 2012	By:	/s/ BICK LE
Bick Le
Chief Financial Officer
Principal Financial Officer

