Form 10-K
period 2012-12-31
POW! ENTERTAINMENT, INC.
filed 2013-03-29
CIK 1505892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐      No ☒

As of June 30, 2012 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (computed by reference to the closing price of $0.05 per share as of the last business day of the most recently completed second fiscal quarter) was $2,322,379:

Number of common shares outstanding at December 31, 2012 was 133,107,356.

1

POW! Entertainment, Inc.

2012 Form 10-K Annual Report

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

The Company’s executive offices are at 9440 Santa Monica Boulevard, #620, Beverly Hills, California 90210. The Company’s phone number is 310-275-9933.

General

Overview

The Company is a multimedia production and licensing company that creates and licenses animated and live-action fantasy and superhero entertainment content and merchandise, leveraging the creative output and branded image of Stan Lee.  Prior to his association with the Company, Mr. Lee’s co-creations include Spider-Man™ 1, The Incredible Hulk ™ 1, X-Men™ 1, The Fantastic Four™1, Iron Man ™ 1, Daredevil ™ 1 , Silver Surfer ™1 and Dr. Strange™1 as well as hundreds of others.  The Company does not receive any revenue in the form of royalties or otherwise from the foregoing creations. The Company develops originally created franchises for new media such as on-line digital content and video games and for traditional entertainment media such as feature length films in both live action and animation, DVD, live entertainment, television programming, merchandising and related ancillary markets. All of the Company’s intellectual property, which may include characters and stories, are vertically integrated in that each property is developed into as many products as possible, to create a branded franchise to accelerate global identity from the synergy created across various media.

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

The Company’s revenue for the year ended December 31, 2012 and 2011 was $2,064,784 and $2,791,862, respectively.  The Company had a net loss for the year ended December 31, 2012 of $1,847,806 and a net income for the year ended December 31, 2011 of $24,628. The net loss for the year ended December 31, 2012 includes the write off of $994,041 relating to amounts previously recorded as subscriptions receivable.

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

Recent Events

The Company formed a joint venture called SL Power Concerts with a third party during the fourth quarter of 2012 to bring live entertainment to military bases across the continental United States. The joint venture will capitalize on the creative direction of Stan Lee to bring new military based superhero storylines to the events and leverage the expertise of our third party partner to contract with military and government installations. The first event will be held at Camp Pendleton in San Diego, California on April 5, 2013. The expected revenue to the Company, if any, related to these events cannot be determined at this time.

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

The main sources of revenues are expected to be:

•	theatrical and television distribution;
•	live entertainment;
•	interactive games and on-line digital content;
•	merchandising and licensing;
•	comic and graphic novel publishing; and
•	advertising and sponsorship.

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

Live Entertainment

The Company has plans to bring new characters and superhero storylines to live theater and live concert events.

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

See “Risk Factors – Developing projects into commercially successful programs may be difficult”

Employees

The Company had 13 employees as of March 5, 2013.  We may engage independent consultants in the future as needed to assist in the execution of our strategy.

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

Stan Lee’s creative output is important to our business plan.   Although the Company has an inventory of Stan Lee’s treatments and holds the right and title to the Stan Lee brand by assignment from Stan Lee, the Company’s success is still based on the future creative output and marketing presence of Stan Lee, who is 90 years old.  The Company has a number of projects based on Stan Lee’s creations in development at present and its goal is to develop a sufficient number of these projects in order to produce an ongoing revenue stream well after the time that Stan Lee remains active to alleviate this risk.  The Company also intends to hire a number of writers to supplement and complement Stan Lee’s output.  However, no assurances can be given that these plans will be successful.  Additionally, the Silver Creek Agreement (see Working with Established Partners above), provides that the Company’s annual payment from Silver Creek will be reduced from $2,500,000 to $1,250,000 per year upon Stan Lee‘s disability.

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

Risks Relating to Our Securities.

The Company’s Securities are quoted on the OTCQB which leads to lack of liquidity, volatility and other problems.   The Company's Common Stock is quoted on the OTCQB under the symbol POWN.  The quoted price of the Company’s Common Stock has ranged from approximately $0.15 to $0.03 during the year daily volume has ranged from 100 shares to approximately 2,388,289 shares.  No assurance can be given that an active trading market in the Company's securities will be sustained. Various factors, such as the Company's operating results, changes in laws, rules or regulations, general market fluctuations, changes in financial estimates and other factors may have a significant impact on the market price of the Company's securities. The market price for the securities of public companies often experience wide fluctuations, which are not necessarily related to the operating performance of such public companies.  For companies traded in the OTCQB, it is more difficult to obtain accurate quotes and obtain coverage for significant news events to promote and gain exposure for companies. This may cause difficulty in conducting trades.

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

The Company has a concentration of stock ownership and control, which may have the effect of delaying, preventing, or deterring a change of control. The Company’s Common Stock ownership is highly concentrated.  The current officers and directors of the Company, including Stan Lee, Gill Champion and Bick Le and their respective affiliates, beneficially own an aggregate of 50.8%, of the Company’s total outstanding common stock.  (See Item 12. Security Ownership of Certain Beneficial Owners and Management)  As a result of the concentrated ownership of the Company’s stock, a relatively small number of shareholders, acting together, will be able to control all matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions.  This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company.  It may affect the market price of the Company’s Common Stock.

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

Item 1B—Unresolved Staff Comments

None

Item 2 – Property

We lease 2,034 square feet of office space for our corporate office located at 9440 Santa Monica Boulevard, Beverly Hills, California pursuant to a lease which expires on June 30, 2016.  The minimum future rents totals approximately $103,000 per annum.

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

On July 9, 2007, SLM filed a lawsuit in the United States District Court for the Central District of California against Stan Lee, QED and the Company entitled Stan Lee Media, Inc. v. Lee, et al. (the “SLM Suit”).   In this suit, SLM sought declaratory relief and asserted claims for misappropriation of corporate opportunity, breach of contract, civil conspiracy, an accounting for profit, violation of the Lanham Act, copyright infringement, cyber squatting, and unfair business practices naming various defendants, including the Company.  Specifically, SLM petitioned the court for an order declaring that SLM is the rightful owner of certain intellectual property and, as such, is the only entity that can use and benefit from such property.  . In January 2011, the U.S. District Court for the Central District of California directed that SLM file a Consolidated Complaint in that Court, consolidating all the litigation pending in that Court. On February 14, 2011, SLM filed its Consolidated Complaint seeking substantially the same relief sought in the initial complaint described above and the complaints filed and dismissed in New York as described below. On March 15, 2011, the Company filed a motion to dismiss the newest complaint on the grounds that the claims are barred by res judicata and statutes of limitation, among other grounds, based in part on the New York decisions described below. In the alternative, the Company’s motion requested that the Court stay the proceedings pending resolution of SLM’s appeal of Judge Sweet’s decision to the U.S. Court of Appeals for the Second Circuit, described below. On May 6, 2011, the Court granted the Company’s alternative motion and stayed the action proceedings. On August 23, 2012, Judge Wilson dismissed the case. SLM has filed an appeal.

In 2009 a $750,000,000 lawsuit was filed on behalf of SLM against Marvel Entertainment, the Company and other defendants in an action entitled Abadin v. Marvel Entertainment, Inc., et al. , in the U.S. District Court, Southern District of New York (the “Abadin Suit”), claiming, among other things, that SLM owned various intellectual property including the intellectual property at issue in the SLM Suit, and including all the Marvel characters and the Marvel name.  The various causes of action alleged by plaintiffs in this case were all dismissed pursuant to an Order of the Court filed on March 31, 2010. The plaintiffs in the Abadin case filed an appeal of the dismissal of its case, but failed to perfect the appeal, which as a result was dismissed.  Therefore, the dismissal of this case is now final and binding.

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

The following table sets forth the high and low bid price for our Common Stock during 2012 and 2011. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
2011
Quarter Ended March 31, 2011	$0.35	$0.20
Quarter Ended June 30, 2011	$0.25	$0.11
Quarter Ended September 30, 2011	$0.30	$0.11
Quarter Ended December 31, 2011	$0.15	$0.07
2012
Quarter Ended March 31, 2012	$0.15	$0.08
Quarter Ended June 30, 2012	$0.09	$0.04
Quarter Ended September 30, 2012	$0.06	$0.04
Quarter Ended December 31, 2012	$0.11	$0.03

On March 5, 2013 the closing sale price of our common stock was $0.05.

Holders

As of March 5, 2013 there were 55 registered holders of our Common Stock.  We believe that there are also a significant number of beneficial owners of our common stock whose shares are held in “street name.”

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

Item 7 –Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a multimedia production and licensing company that creates and licenses animated and live-action fantasy and superhero entertainment content and merchandise, leveraging the creative output and branded image of Stan Lee.  The Company develops originally created franchises for new media such as on-line digital content and videogames, where content is currently in high demand, and for traditional entertainment media such as feature length films in both live action and animation, DVD, live entertainment, television programming, merchandising and related ancillary markets. All of the Company’s intellectual property, which may include characters and stories, is vertically integrated in that each property is developed into as many products as possible, to create a branded franchise to accelerate global identity from the synergy created across various media.

During fiscal year 2013 and 2014, the Company plans to focus on

•	creating project concepts,
•	identifying select partners willing to participate in, and/or finance, the development of the Company’s projects,
•	identifying talented and suitable writers to write scripts for the Company’s projects, and
•	negotiating agreements, where appropriate, for the production of the projects ( i.e ., the filming of a movie or television series, the creation of the video game, etc.).

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

Recent Transactions

The Company formed a joint venture called SL Power Concerts with a third party during the fourth quarter of 2012 to bring live entertainment to military bases across the continental United States. The joint venture will capitalize on the creative direction of Stan Lee to bring new military based superhero storylines to the events and leverage the expertise of our third party partner to contract with military and government installations. The first event will be held at Camp Pendleton in San Diego, California on April 5, 2013. The expected revenue to the Company, if any, related to these events cannot be determined at this time.

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

Cash Requirements

With current financial arrangements, we should be able to satisfy our operational cash requirements for fiscal years 2013 and 2014. The Company has an agreement with Silver Creek Pictures, Inc. (“Silver Creek”), an affiliate of The Walt Disney Company, pursuant to which Silver Creek will pay the Company $2.5 million per year through the end of 2014. Of such $2,500,000 payment, $1,250,000 is made for making Stan Lee available to consult on the exploitation of the assets of Marvel Entertainment acquired by Disney in late 2009, $700,000 is payment for the right to have a “first look” at the Company’s development projects and the right to acquire any such properties, in Silver Creek’s discretion and $550,000 is an advance against future development projects.  The Company is obligated to pay a commission to an unrelated third party equal to 10% of all net amounts paid by Silver Creek pursuant to its agreement with the Company.  The annual amount of $1,250,000 relating to Stan Lee’s consulting services is paid monthly and will cease in the event of, and from the time of, Stan Lee's inability to perform such services due to disability or other incapacitation.  With these payments made by Silver Creek on a monthly basis, the Company believes that it can continue its current operations and cover all of its general and administrative costs.

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

For Year Ended December 31, 2012 and 2011

The Company’s revenues for the year ended December 31, 2012 were $2,064,784 compared to $2,791,862 for the year ended December 31, 2011.  The decrease was primarily from the sale of film rights totaling $500,000 to a third party during 2011. Other decreases in revenues stemmed from $227,078 from various royalties earned during 2011 and not earned in 2012.

For the year ended December 31, 2012, net loss totaled $1,847,806 compared to a net income of $24,628 for the year ended December 31, 2011. Included in the net loss for the December 31, 2012 was the write off of $994,041 relating to amounts previously recorded as subscriptions receivable and allowance for other receivable of $66,668.

General and administrative expenses increased by $38,048 or 1.3% for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase was attributable to the following and also offset by:

•	Decrease in wages and benefits by $152,713 from savings from new health insurance and benefit plans and the lack of salaries for the late Chief Operating and Chief Legal Officer, Arthur Lieberman;

•	Increase in stock-based compensation by $21,891 attributable to stock grants awarded to an employee for the year ended December 31, 2012;

•	Professional fees increased by $213,560 in legal expenses due primarily to legal fees related to various litigation support and replacement of general legal services for the late Chief Legal Officer, Arthur Lieberman;

•	Decrease of $36,329 in change of derivative value of warrants issued to non-employee due to fluctuation of warrants’ value;

•	Rent decrease of $16,224 due to the expiration of the corporate apartment lease and corporate apartment;

•	Decrease in promotional fees of $25,225 due to reduced spending for public relations and investor relations compared to 2011; and

•	Increase in other general and administration expenses by $14,229 due to travel and expenses related to the promotions of various projects.

Liquidity and Capital Resources

Our current liquidity and capital resources are provided principally through our current agreement with Silver Creek Pictures. We have a deficiency in working capital of $2,840,647 and $1,828,759 as of December 31, 2012 and 2011, respectively. The Company has reclassified part of Deferred Compensation as long-term liabilities. A reduction in working capital at December 31, 2012 from December 31, 2011 is partly due to decrease in payments of deferred compensation offset by increases in advances payable from Silver Creek. As of December 31, 2012 and 2011 cumulative advances received from Silver Creek were $3,096,667and $2,546,667, respectively. These amounts are recoupable by Silver Creek solely from any fixed and contingent compensation related to future developments, including box office bonuses and merchandising royalties.

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

Deferred compensations to executives totaled $1,927,917 and $2,127,917 as of December 31, 2012 and 2011, respectively. During 2012, the Company paid down deferred compensation totaling $200,000.

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

The main sources of revenues are expected to be:

•	theatrical and television distribution;
•	live entertainment;
•	interactive games and online digital content;
•	merchandising and licensing;
•	comic and graphic novel publishing; and
•	advertising and sponsorship.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

POW! Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of POW! Entertainment, Inc. (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended. POW! Entertainment, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of POW! Entertainment, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Rose, Snyder & Jacobs LLP

Encino, California

March 29, 2013

POW! ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and December 31, 2011

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$251,431	$340,305
Letter of credit	32,544	32,544
Marketable securities	540,813	771,177
Accounts receivable, net of allowance for doubtful accounts of $0	27,699	86,183
Other receivables	2,047	67,964
Prepaid expenses	18,839	19,005
Inventory	-	13,513
TOTAL CURRENT ASSETS	873,373	1,330,691
Property and Equipment, net	39,384	8,638
INTANGIBLE AND OTHER ASSETS
Trademarks, net	18,204	18,747
Investment in SL Power Concerts	50,000	-
Development Fees	35,000	35,000
Deposits	-	2,192
TOTAL ASSETS	$1,015,961	$1,395,268

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$241,413	$233,652
Advances payable	3,096,667	2,546,667
Deferred compensation-current	300,000	300,000
Deferred Rent	44,908	50,368
Derivatives Liability	31,032	28,763
TOTAL CURRENT LIABILITIES	3,714,020	3,159,450

Deferred compensation-long term	1,627,917	1,827,917
COMMITMENT AND CONTINGENCIES, note 10
SHAREHOLDERS' DEFICIT
Common shares, $0.001 par value.
199,000,000 common shares authorized, 1,000,000 preferred shares authorized
133,107,356 and 132,607,356, respectively, common shares issued and outstanding
at December 31, 2012 and 2011, respectively	133,108	132,608
Additional paid in capital	9,584,726	9,522,904
Subscription receivable, net, note 3	-	(1,002,496)
Accumulated deficit	(14,047,980)	(12,200,174)
Accumulated other comprehensive income	4,170	(44,941)
TOTAL SHAREHOLDERS' DEFICIT	(4,325,976)	(3,592,099)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,015,961	$1,395,268

See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2012 and 2011

	December 31,
	2012	2011

REVENUES	$2,064,784	$2,791,862

OPERATING COSTS AND EXPENSES
Wages and benefits	1,593,983	1,746,696
Commission	126,843	144,313
Stock-based Compensation	62,322	40,431
Professional fees	575,581	362,021
Promotional and Marketing	79,250	104,475
Rent and office	138,832	155,056
Other general and administration	317,790	303,561

TOTAL OPERATING COSTS AND EXPENSES	2,894,601	2,856,553

LOSS FROM OPERATIONS	(829,817)	(64,691)

OTHER INCOME AND (EXPENSES)
Dividend and Interest income (expense), net	30,789	19,593
Allowance for other receivable	(66,668)	-
Write off subscription receivable	(994,041)	-
Income from legal settlement	25,000	50,000
Gain (loss) on change of derivative value	(2,269)	34,060

INCOME (LOSS) BEFORE TAXES	(1,837,006)	38,962

Income taxes	(10,800)	(14,334)

NET INCOME (LOSS)	$(1,847,806)	$24,628

Net Income (loss) per share
Basic and diluted	$(0.01)	$0.00

Weighted average shares outstanding, basic	132,899,023	132,219,329
Weighted average shares outstanding, diluted	132,899,023	132,228,221

Condensed Statement of Comprehensive Income
Net Income (Loss)	$(1,847,806)	$24,628
Other comprehensive Income(Loss)
Unrealized gain (loss) on marketable securities	49,111	$(44,941)
Comprehensive Loss	$(1,798,695)	$(20,313)

 See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2012 and December 31, 2011

	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,847,806)	$24,628
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,497	14,312
Loss on disposal of property and equipment	563	1,439
Loss on sale of marketable securities	14,060	-
Write off subscription receivable	994,041
Allowance for other receivable	66,668
Stock based compensation	62,322	40,431
Non-employee warrants and options	-	29,403
Changes in valuation of derivatives liability	2,269	(34,060)
Deferred Rent	(5,460)	50,368
Change in assets and liabilities:
Accounts receivable	58,484	271,631
Prepaid expenses	166	49,420
Inventory	13,513	13,843
Other receivable	(750)	(66,113)
Deposits	2,192	-
Accounts payable and accrued expenses	7,761	(43,108)
Advances payable	550,000	395,834
Deferred compensation	(200,000)	(150,000)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(278,480)	598,028

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks	(775)	(10,623)
Payments for development fees	-	(35,000)
Purchase of property and equipment	(33,489)	(5,791)
Purchase of marketable securities	(31,587)	(816,118)
Sale of marketable securities	297,002	-
Investment in SL Power Concerts	(50,000)	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	181,151	(867,532)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans payable
Proceeds from subscriptions receivable	8,455	31,001
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,455	31,001

NET DECREASE IN CASH	(88,874)	(238,503)
Cash and cash equivalents at beginning	340,305	578,808
Cash and cash equivalents at end of the year	$251,431	$340,305
Supplemental disclosures of cash flow information:
Income taxes paid in cash	$10,800	$14,334

See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
Years Ended December 31, 2012 and December 31, 2011

	Common Stock		Accumulated Other Comprehensive Income	Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total
	Shares	Amount

Balance, December 31, 2010	131,721,534	$131,722	$-	$9,453,956	$(1,033,497)	$(12,224,802)	$(3,672,621)
Proceeds from subscriptions receivable					31,001		31,001
Non-employee warrants and options				29,403			29,403
Cashless conversion for options	227,214	227		(227)			-
Common Stock issuance for future services	658,608	659		39,772			40,431
Accumulated other comprehensive income			(44,941)				(44,941)
Net income						24,628	24,628
Balance, December 31, 2011	132,607,356	$132,608	$(44,941)	$9,522,904	$(1,002,496)	$(12,200,174)	$(3,592,099)
Proceeds from subscriptions receivable					8,455		8,455
Write off subscription receivable					994,041		994,041
Common Stock issuance for future services	500,000	500		61,822			62,322
Accumulated other comprehensive income			49,111				49,111
Net loss						(1,847,806)	(1,847,806)
Balance, December 31, 2012	133,107,356	$133,108	$4,170	$9,584,726	$-	$(14,047,980)	$(4,325,976)

 See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The Company and Basis of Presentation

Business Activity and Organization--The Company is a Delaware corporation, incorporated on August 17, 1998. POW! Entertainment, Inc. ("POW", "Company", “we”) has the following subsidiaries: POW! Entertainment, LLC (the operating company), QED Productions, LLC, PFD, LLC, SL Power Concerts, LLC (50% equity interest) and an inactive Delaware corporation: Pharmelle, Inc.

QED Productions, LLC was formed in 2001 to acquire rights to license intellectual properties and creative assets of Mr. Stan Lee stemming from the bankruptcy of Stan Lee Media (“SLM”). The Company was not required to contribute any up-front consideration. The Company agreed with SLM that it would share revenue generated from the licensing of these properties. From the fiscal years ended December 31, 2001 to December 31, 2010, approximately $2,200 of revenue has been generated for SLM and approximately $14,000 of revenue has been generated for the Company. No revenues from the intellectual properties acquired by QED were earned for the year ended December 31, 2012 and 2011, respectively. Given the minimal revenues to date and the fact that none of the properties owned by QED are currently in development, the Company has valued these assets at $0.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting its business. The Company's ability to continue as a going concern is dependent upon various factors including, among others, its ability to generate income and positive cash flows from operations. As described under Revenue Recognition below, the Company is expected to receive monthly payments totaling $2,500,000 per year until year 2014. Although there is no assurance that we will be able to continue as a going concern, we believe these payments will help generate positive cash flows, and with a combined balance of cash and marketable securities of approximately $825,000, we will be able to sustain our operations for at least 12 months. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets and liabilities that may result should we not be able to continue as a going concern.

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

The Company also recognized revenues for the year ended December 31, 2011 for film rights sold to a third party for $500,000. The Company established that revenue for the project was earned after the copyright was filed with the US copyright office to be transferred to the third party pursuant to the purchase contract. There was no such revenue in 2012.

Related Party— From time to time, Stan Lee has appeared and will continue to appear at certain events or projects for which both he and the Company receive payments. Payments related to 2011 to Mr. Lee amounted to approximately $31,000. There were no such payments during 2012.

Advances Payable-- The contract with Silver Creek also contains recoupable advance payments per annum of $550,000.

The Company recorded the full $550,000 for the years ended December 31, 2012 and 2011, respectively, as advances payable pursuant to the contractual clause in which the advances are recoupable by Silver Creek solely from any fixed and contingent compensation related to future developments, including box office bonuses and merchandising royalties. The Company has not met the performance measurement of the revenue and accordingly has not recorded the payments as revenue. In addition, any properties that Silver Creek rejects or accepts and subsequently abandons may be offered by the Company elsewhere subject to participation by Silver Creek.  Depending on the nature of the project so offered to a third party and the time when such project was originally offered to Silver Creek, Silver Creek is entitled to receive up to $100,000 per project, and the assignment of 50% or 25% of the Company’s compensation from the third-party producer.

For the year ended December 31, 2011, the Company offset $50,000 against advances for professional services provided by Mr. Stan Lee related to a Silver Creek project considered completed after Mr. Lee met his professional obligations to the project. The Company also remitted to Silver Creek $100,000 pursuant to the advances payable referenced above for the film rights sold to a third party. There were no such offset for services during 2012.

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

Property and Equipment--Property and equipment are stated at cost.  Depreciation is provided for using the straight-line method over the estimated useful lives of the assets over five years. For the years ended December 31, 2012 and 2011, depreciation expenses were $2,178 and $3,329, respectively.

Investment in SL Power Concerts—The Company formed a joint venture with a third party for 50% equity ownership with an investment of $50,000. The investment was accounted for under the GAAP equity method. There were current assets of $100,000 with no liabilities as of December 31, 2012. The joint venture did not have revenues or expenses for the year ended December 31, 2012.

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

Intellectual Property--Intellectual property consisted of trademarks registered with the US Patent and Trademark Office. Trademarks are being amortized over 10 years to 20 years. Amortization expense was $1,319 and $10,983 for the year ended December 31, 2012 and 2011, respectively.

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

The following table summarizes fair value measurements by level at December 31, 2012 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash	$251,431			$251,431
Letter of credit	$32,544			$32,544
Marketable securities	$540,813			$540,813
Derivatives liability			$31,032	$31,032

The table below sets forth a summary of changes in fair value of the Company’s Level III liabilities for the year ended December 31, 2012.

Balance as of December 31, 2011	$28,763
Change in Value	2,269
Balance as of December 31, 2012	$31,032

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

The Company adopted guidance issued by the FASB that clarifies the accounting for uncertainties in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended December 31, 2012 and 2011.

Earnings Per Share-Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common share equivalents had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. For the year ended December 31, 2012, the diluted earnings per share are the same as basic earnings per share as the 1,300,000 warrants outstanding would have an anti-dilutive effect. For year ended December 31, 2011, diluted earnings per share is illustrated below:

Year Ended
December 31, 2011
Numerator -
Net income attributable to common
Shareholders	$24,628
Denominator -
Weighted-average number of common
Shares outstanding during the period	132,219,329
Dilutive effect of stock options and warrants	8,892
Common stock and common stock
Equivalents used for diluted earnings per share	132,228,221

Valuation of Derivative Instruments--ASC 815-40 (formerly SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”)  requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”) to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At December 31, 2012, the Company adjusted its derivative liability to its fair value, and reflected the increase of $2,269, which represents the gain on change in derivative.

Loss on Sale of Marketable Securities—The Company sold marketable securities for net proceeds of $297,002 during the year ended December 31, 2012. Loss on sale of marketable securities totaled $14,060.

Other Comprehensive Income--The Company’s other comprehensive income consists of unrealized gains and unrealized losses on marketable securities categorized as available-for-sale, that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income.

Concentrations—The Company has one major customer that individually exceeded 10% of total revenue and accounted for 94% for the year ended December 31, 2012. The Company has two major customers that individually exceeded 10% of total revenue and accounted for 88% for the year ended December 31, 2011.

One customer who is not a major customer accounted for 91% of total accounts receivable as of December 31, 2012.

Two customers who are not major customers accounted for 100% of total accounts receivable as of December 31, 2011.

Recently Issued or Newly Adopted Accounting Standards--In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning after December 31, 2012. The Company does not expect this guidance to have a material impact on its consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amended the guidance in ASU 2011-08 to simplify the testing of indefinite-lived intangible assets other than goodwill for impairment. ASU 2012-02 becomes effective for annual and interim impairment tests performed for fiscal years beginning on or after September 15, 2012 and earlier adoption is permitted. The Company does not expect this guidance to have a material impact on its consolidated financial position, results of operations or cash flows.

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

On November 15, 2005, another subscription for shares equal to the principal amount of $525,000 was entered into, fully amortized over thirty years with the interest rate of 5% per annum.  The subscription is payable in equal monthly payments of $2,818.  The payments on the subscription were defaulted during the years 2005 to August 2010. Three payments totaling $8,455 were received at the beginning of 2012. On December 31, 2012, the Company determined that the subscription was again in default and wrote off the remaining balance of the receivable. An agreement was reached during the first quarter 2013 for the promissory note to be returned to the shareholder and the common stock held by the shareholder would be returned to the Company. The returned shares are treated by the Company as authorized but unissued shares during the first quarter 2013.

4.	Deferred Compensation

Deferred compensation consists of accrued but unpaid salaries of executives, which will be paid as the Company increases its cash, over time, or by obtaining additional financing.  The balance at December 31, 2012 reflects a repayment of $200,000 during the year ended December 31, 2012.

5.	Other Receivable—Related Party

During March 2011, the Company entered into an agreement with a minority shareholder, who is also a former employee, to loan the individual an amount totaling $66,668. The loan is non-interest bearing and is collateralized by the stock of the Company already owned by such shareholder. At December 31, 2012, the balance of the receivable was $66,668. The receivable is considered to be in default and the Company recorded an allowance for the full amount.

6.	Share-based Compensation

On March 15, 2010, the Company granted warrants to purchase a total of 1,300,000 shares of common stock to two of its executives, 650,000 shares each. The warrants vested immediately and are exercisable for five years from the date of issuance, at a strike price of $0.40 per share. The warrants were issued in conjunction with Deferred Compensation Agreements entered into which limits payment of the outstanding deferred compensation to the two executives. These warrants have an anti-dilution clause, whereby the exercise price can be adjusted downward in the event equity is raised at a price lower than $0.40 per share. The outstanding number of warrants at December 31, 2012 was 1,300,000 shares.

  Restricted Stock Grant

On June 1, 2011, the Company granted restricted stock to an employee. The agreement called for grants of common stock priced at $0.17 per share, which was the closing market price, equal to 0.05% of the Company’s outstanding shares or 658,608 shares to be vested equally each on December 1, 2011, 2012 and 2013. Future expenses related to this grant are expected to be approximately $35,000 for the year 2013.

The Company granted additional restricted stock to the same employee during June 2012. The agreement calls for grants of 500,000 shares of common stock priced at $0.05 per share, which was the closing market price. The shares vest in full on date of grant. Stock-based compensation recognized by the Company related to this stock grant amounted to $25,000.

The Company adopted the guidance provided by ASC 718 to measure and to record the expense over the requisite service period for the entire award. Stock-based compensation recognized by the Company for the year ended December 31, 2012 amounted to $62,322.

Non-Vested Shares	Shares
Non-vested shares at 12/31/11	439,072
Granted	500,000
Vested	(719,536)
Non-vested shares at 12/31/12	219,536

8.	Warrants and Options for Non-Employees

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

On June 1, 2011, the Company terminated the contract with the investor relations advisor. Pursuant to the contract, the Company reserved the right to cancel one-third vesting of the options to purchase 830,000 shares. On July 13, 2011, the investor relations advisor exercised all vested shares or 622,500 shares on a cashless basis. The below illustrates the conversion of 622,500 shares on a cashless basis to derive the 227,214 shares issued:

a)       Cash exercise price = 622,500 option shares x $0.1905 (exercise price) = $118,586

b)       Shares needed to pay for exercise price = $118,586 cash exercise price/ $0.30 (closing market price on 7/13/11) = 395,286 shares

c)       Shares to issue per option exercise = 622,500 shares - 395,286 shares = 227,214 shares

On December 2, 2010, the Company issued warrants to purchase 350,000 shares of common stock at $0.1905 per share in lieu of the remaining balance of an accrued commission of $125,000 to a consultant. The contract has an anti-dilutive clause, vests immediately and expires in December 2017. Accordingly, the Company uses the guidance in ASC 815-40-15 to scope and measure the warrants for non-employees as a derivative liability.

A gain on change in derivative liability was recorded to reflect an increase of $2,269 for the year ended December 31, 2012.

The fair value of stock warrants and options at the date of grant and derivative liability were estimated using the Black-Scholes option-pricing model, based on the following assumptions for the year ended December 31, 2012:

Risk-free interest rate	0.72%
Expected life	5 year
Expected Volatility	192.0%
Dividend yield	00.0%

9.	Income taxes

The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is subject to income tax examinations by state tax authorities and federal tax authorities for all tax years.

The deferred tax assets are mainly comprised of net loss carryforwards and expenses not currently deductible. The Company has Federal net loss carryforwards of approximately $6.7 million that expires through 2032. The net loss carryforwards can be used to offset a certain amount of taxable income in future years, therefore generating deferred income tax assets. The net loss carryforwards are subject to significant limitations by Section 382 of IRS code due to changes in ownership.

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes was as follows for the years ended December 31, 2012 and 2011:

	2012	2011

Income tax computed at federal statutory tax rate	$(624,582)	$13,247
Non-deductible expenses	360,641	17,986
Change in valuation allowance	312,905	(34,677)
State taxes, net of federal benefit	(38,164)	17,778
Total expense	$10,800	$14,334

At December 31, 2012, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets of approximately $3.7 million would not be realized. Accordingly, the Company has recorded a valuation allowance equal to 100% of its total deferred tax assets.

10.	Commitments and Contingencies

Operating leases

The Company has an operating lease agreement for its corporate office facility, which expires on June 30, 2016.  The lease contains a 6.5 month of rent abatement. Future minimum rental payments are as follows:

Year ended December 31
2013	103,000
2014	106,000
2015	110,000
2016	57,000
Thereafter	-
Total	$376,000

Total lease expense was $114,137 and $134,716 for the years ended December 31, 2012 and 2011, respectively.

Legal Proceedings

From time to time the Company may become involved in various legal proceedings in the normal conduct of its business.

On February 14, 2011, the Company and its subsidiary, QED Productions, LLC, were named in a lawsuit citing, among other things, trademark infringement. The Company filed a motion to dismiss the lawsuit on March 15, 2011. On August 23, 2012, Judge Wilson of the U.S. District Court for the Central District of California dismissed the case. The Plaintiffs have filed an appeal.

Item 9-Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A-Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were not effective as of December 31, 2012. We have disclosed to our auditors and the Board of Directors such deficiencies. There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal year that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

Item 9B- Other Information

None

PART III

Item 10-Directors, Executive Officers, and Corporate Governance

Our directors, executive officers and other significant employees, their ages and positions are as follows:

Name	AGE	Position with the Company
Stan Lee	90	Chairman of the Board, Director and Chief Creative Officer
Gill Champion	71	President, Director and Chief Executive Officer
Bick Le	39	Chief Financial Officer

Stan Lee -- Chairman of the Board, Director and Chief Creative Officer

Stan Lee has served as the Company’s Chairman of the Board and Chief Creative Officer since 2004. Prior to that, in 2001, Mr. Lee co-founded POW! Entertainment, LLC with Mr. Champion and the late Arthur Lieberman, which was acquired by the Company in 2004. Mr. Lee also has a non-exclusive, part-time employment agreement with Marvel Entertainment, LLC and serves as its Chairman Emeritus. Mr. Lee was the Chairman of the Board of Directors and Chief Creative Officer of Stan Lee Media, Inc. (“SLM”) from July 1999 until approximately January 2001.  SLM filed for bankruptcy protection in February 2001 and terminated operations in July 2001. Mr. Lee was employed on a full time basis by Marvel Comics or its predecessor entities for over 50 years.  Mr. Lee started in the comic book industry in 1940 when he started with Timely Comics which eventually became Marvel Comics. Stan Lee's co-creations include Spider-Man™ 1 , The Incredible Hulk™ 1 , X-Men™1 , The Fantastic Four™ 1 , Iron Man™1, Daredevil™ 1 , Silver Surfer™ 1 and Dr. Strange™1.

1 These are the registered trademarks and characters of Marvel Characters, Inc.

Gill Champion -- President, Director and Chief Executive Officer

Gill Champion is the President and, since January 26, 2011, Chief Executive Officer and a director of the Company. Previously, he served as President and Chief Operating Officer of the Company since 2004. Prior to 2001, Mr. Champion co-founded POW! Entertainment LLC with Mr. Lee and the late Arthur Lieberman, which was acquired by the Company in 2004. He has been executive producer on all Company projects and continues to supervise their development. Mr. Champion was Chief Operating Officer of SLM from July 1999 until June 2001. SLM filed for bankruptcy protection in February 2001. Mr. Champion has over 30 years of executive experience in global entertainment, marketing, retail and licensing industries.  Prior to SLM, he was COO and Vice President of Mirage Holdings, Inc. and concurrently worked as a production executive on the motion picture Jinnah. Mr. Champion was CEO and Chairman of American CinemaStores, Inc., a public company that operated approximately 150 location-based retailing outlets and an extensive apparel division that created designs and marketing strategies for Baywatch and Forrest Gump.  Mr. Champion was executive in charge of Faerie Tale Theatre with Shelley Duvall while Vice President of Gaylord Productions.  He was the Producer for Fort Apache the Bronx with Paul Newman and won the Producer of the Year Award in 1981.  In addition, he was in charge of production for The Shining and The Boys from Brazil, while Vice President of the Producers Circle Company.

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

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to the POW! Entertainment, Inc., 9440 Santa Monica Boulevard, #620, Beverly Hills California 90120, Attention Gill Champion.  Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

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

ITEM 11.  Executive Compensation

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Grant $ (5)	Nonqualified Deferred Compensation Earnings ($)(1)	All other Compensation ($)	Total ($)
Stan Lee, Chairman of the Board, Chief Creative Officer	2012 2011	$ 300,000 $ 300,000			$ 100,000 $ 50,000		$ 400,000 $ 350,000
Gill Champion, President, Chief Executive Officer, Director	2012 2011	$ 475,000 $ 475,000				$ 21,305 (4) $ 73,076 (3)	$ 496,305 $ 548,076
Bick Le, Chief Financial Officer	2012 2011	$ 175,000 $ 141,667		$ 62,322 $ 40,431			$ 237,322 $ 182,098

(1)	Includes payments for compensation previously deferred during the period from 2001 through 2008. No interest was paid on any of the deferred compensation.

(2)	Included in this amount is $100,000 of deferred compensation pursuant to the employment contract referenced above.

(3)	Payment for accrued vacation for prior years but never taken.

(4)	Payments for monthly automobile expenses.

(5)	Restricted stock grants in June 2011 and June 2012.

In 2010 under his employment agreement, Mr. Lee’s salary was increased to $300,000 per annum, he was no longer required to defer any part of his ongoing salary and the Company began paying his accrued deferred salary at the rate of $50,000 per year.  In consideration for Stan Lee and Arthur Lieberman agreeing to restrict payment of their deferred compensation as provided for in the Deferred Compensation Agreement, each received a warrant to purchase 650,000 shares of Common Stock, which is exercisable for five years at a price of $0.40 per share.  In additional to his compensation from the Company, Stan Lee has a lifetime employment agreement with Marvel, which currently requires Stan Lee to devote 10-15 hours per week to Marvel matters, and in return for which Stan Lee currently receives a salary. At the end of 2011, the employment agreement was amended to pay deferred compensation at the rate of $100,000 per year commencing in 2012. The Amendment to the employment agreement was filed as an exhibit to the Company’s Form 10-K.

In 2010 under his employment agreement, Mr. Champion’s salary was increased to $475,000 per annum, but he is required to defer $100,000 yearly until the Company obtains $2,000,000 of additional investment. During 2011, an amended agreement no longer required the deferral of $100,000 per annum. The deferred compensation balance at December 31, 2012 was $100,000. The Amendment to the employment agreement was filed as an exhibit to the Company’s Form 10-K.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards as of December 31, 2012 for each of the named executive officers:

	Warrants Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Exercisable warrant (#)	Warrants Exercise Price Per Share ($)	Warrants Expiration Date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested

Stan Lee	650,000	0.40	3/14/2015

Bick Le				219,536	$19,758

The warrants vest immediately on grant date of March 15, 2010. All warrants are still outstanding as of December 31, 2012.

Director Compensation.

None of the Company’s Directors is paid for serving on its Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners.

The following tables set forth information as of March 5, 2013, with respect to the beneficial ownership of the outstanding shares of the Company’s Common Stock by: (i) each person known by the Company to beneficially own five percent or more of the outstanding shares; (ii) executive officers and directors; and (iii) all executive officers and directors as a group.  A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within sixty (60) days.

Name and Address of Owner	Amount and Nature of Beneficial Owner	Percentage (%) Of Class

Directors and Executive Officers
Stan Lee (1) (2)(3) 9440 Santa Monica Blvd, #620 Beverly Hills, CA 90210	33,353,273	24.9%

Gill Champion (1)(2)(9) 9440 Santa Monica Blvd, #620 Beverly Hills, CA 90210	24,739,998	18.6%

Bick Le (1) 9440 Santa Monica Blvd, #620 Beverly Hills, CA 90210	939,072	0.7%

Total shares owned by Executive Officers and Directors (5)(9)	59,032,343	44.1%

5% Shareholders
The POW! Entertainment Trust (6) 9440 Santa Monica Blvd, #620 Beverly Hills, CA 90210	8,796,353	6.6%

The Estate of Arthur Lieberman (4)(8) 9440 Santa Monica Blvd,#620 Beverly Hills, CA 90210	18,911,538	13.7%

Catalyst Investments, LLC(7) c/o The Walt Disney Company 500 South Buena Vista St Burbank, CA, 91521	13,172,153	9.9%

(1)	Executive Officer of the Company.

(2)	Director of the Company.

(3)	Includes 32,703,273 shares held by the Joan B. Lee Gift Trust that may be deemed to be beneficially owned by Stan Lee as trustee. Includes in shares deemed held by Stan Lee, and the total deemed outstanding for the purposes of calculating Stan Lee’s percentage, 650,000 shares which Stan Lee has the right to purchase at $0.40 per share pursuant to a warrant issued to him in connection with a Deferred Compensation Agreement dated March 15, 2010.

(4)	Includes in shares deemed held by Arthur Lieberman, and the total deemed outstanding for the purposes of calculating Arthur Lieberman’s percentage, 650,000 share which Arthur Lieberman has the right to purchase at $0.40 per share pursuant to a warrant issued to him in connection with a Deferred Compensation Agreement dated March 15, 2010.

(5)	Includes shares held by the Joan B. Lee Gift Trust that may be deemed to be beneficially owned by Stan Lee as trustee. Includes in shares deemed outstanding and for the purposes of calculating the percentage owned by all Executive Officers and Directors the shares that Stan Lee has the right to purchase pursuant to the Warrants described in footnote (3) above.

(6)	Shares held in trust by third party trustee, Paul G. Sessler.

(7)	Catalyst Investments, LLC is affiliated with The Walt Disney Company.

(8)	Arthur Lieberman was the late Chief Operating Officer and Chief Legal Officer. He passed away on May 1, 2012.

(9)	Includes shares held by his wife, Claudia Adelman, that may be deemed to be beneficially owned by Gill Champion. Gill Champion disclaims beneficial ownership of the shares owned by Claudia Adelman. Includes shares deemed outstanding and for the purposes of calculating the percentage owned by all Executive Officers and Directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions.

At December 31, 2012, the Company owed Messrs Lee and Champion $932,500 and $100,000 for compensation which had been deferred without interest during prior periods dating back to 2001.

The employment agreements for Messrs Lee and Champion are described in Item 11 above. Copies of such agreements have been filed as exhibits to the Company’s Form 10-K.

From time to time, Stan Lee has appeared and will continue to appear at certain events or projects for which both he and the Company receive payments. Payments related to 2011 to Mr. Lee amounted to approximately $31,000. There were no such payments during 2012. The Company believes that his ability to appear at these events enhances the Company’s brand without additional costs to the Company.

Director Independence

Our Board has determined that none of our directors are independent under the NASDAQ Stock Market listing rules.

Item 14. Principal Accountant Fees and Services.

Rose, Snyder & Jacobs LLP serve as our independent registered public accounting firm and their report on the Company’s audited financial statements is included in Item 8 above for the years ended December 31, 2012 and 2011. The aggregate fees billed by the Rose, Snyder & Jacobs LLP for professional services rendered for the audited financial statements and other services are as follows for the years ended December 31, 2012 and 2011:

	2012	2011

Audit fees	$50,000	$58,125
Tax fees	8,200	10,385
Total	$58,200	$68,510

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

March 29, 2012	POW! Entertainment, Inc.

By: /s/ GILL CHAMPION
Gill Champion
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ GILL CHAMPION	President, Director, Chief Executive Officer	March 29, 2012
Gill Champion	(Principal Executive Officer)

/s/ STAN LEE	Chairman and Chief Creative Officer	March 29, 2012
Stan Lee

/s/ BICK LE	Chief Financial Officer	March 29, 2012
Bick Le	(Principal Financial Officer)

Exhibit No.	Exhibit Index	Method of Filing

3.1	Restated Certificate of Incorporation of POW! Entertainment, Inc., dated December 6, 2010	Incorporated by reference as Exhibit 3.1 to Form 10 filed December 10, 2010

3.2	By-Laws of POW! Entertainment Inc., as amended and restated effective June 11, 2012	Incorporated by reference as Exhibit 3.3 to Form 8-K filed June 14, 2012

4.1	Form of Warrant granted to the Stanley L. Compton, Trustee of the Compton Family Trust dated April 11, 1988	Incorporated by reference as Exhibit 4.1 to Form 10 filed December 10, 2010

4.2	Form of Warrant Agreement granting warrants to Arthur Lieberman and Stan Lee	Incorporated by reference as Exhibit 4.2 to Form 10 filed December 10, 2010

4.3	Amendment to Form of Warrant granted to The Stanley L. Compton, Trustee of the Compton Family Trust dated April 11, 1988	Filed herewith

10.1	Overall Agreement Dated as of March 20, 2006 Between Silver Creek Pictures, Inc. and POW! Entertainment, Inc. For Services of Stan Lee (“Silver Creek Agreement”)	Incorporated by reference as Exhibit 10.1 to Form 10 filed December 10, 2010

10.2	Amendment Letter to Silver Creek Agreement, dated March 20, 2006	Incorporated by reference as Exhibit 10.2 to Form 10 filed December 10, 2010

10.3	Amendment Letter to Silver Creek Agreement, dated September 12, 2006	Incorporated by reference as Exhibit 10.3 to Form 10 filed December 10, 2010

10.4	Amendment Letter to Silver Creek Agreement, dated March 13, 2007 (“Second Amendment”)	Incorporated by reference as Exhibit 10.4 to Form 10 filed December 10, 2010

10.5	Amendment Letter to Silver Creek Agreement, dated September 10, 2007 (“Third Amendment”)	Incorporated by reference as Exhibit 10.5 to Form 10 filed December 10, 2010

10.6	Amendment Letter to Silver Creek Agreement, dated May 2, 2008 (“Fourth Amendment”)	Incorporated by reference as Exhibit 10.6 to Form 10 filed December 10, 2010

10.7	Amendment Letter to Silver Creek Agreement, dated December 18, 2009 (“Fifth Amendment”)	Incorporated by reference as Exhibit 10.7 to Form 10 filed December 10, 2010

10.8	Stock Purchase Agreement, dated December 31, 2009 by and between POW! Entertainment, Inc. and Catalyst Investments, LLC	Incorporated by reference as Exhibit 10.8 to Form 10 filed December 10, 2010

10.09	Letter Agreement between Catalyst and the Company dated December 31, 2009	Incorporated by reference as Exhibit 10.09 to Form 10 filed December 10, 2010

10.10	Employment Agreement-Stan Lee, dated as of January 1, 2010 between POW! Entertainment, Inc. and Stan Lee	Incorporated by reference as Exhibit 10.10 to Form 10 filed December 10, 2010

10.11	Employment Agreement-Champion, dated as of January 1, 2010 between POW! Entertainment, Inc. and Gill Champion	Incorporated by reference as Exhibit 10.11 to Form 10 filed December 10, 201

10.12	Employment Agreement-Lieberman, dated as of January 1, 2010 between POW! Entertainment, Inc. and Arthur Lieberman	Incorporated by reference as Exhibit 10.12 to Form 10 filed December 10, 2010

10.13	Amended and Restated Deferred Compensation Payment Agreement dated as of November 22, 2010 by and among POW! Entertainment, Inc., Stan Lee and Arthur Lieberman	Incorporated by reference as Exhibit 10.13 to Form 10 filed December 10, 2010

10.14	Agreement, dated as of June 8, 2005 between Stanley L. Compton and POW! Entertainment, Inc.	Incorporated by reference as Exhibit 10.14 to Form 10 filed December 10, 2010

10.15	Agreement, dated as of September 9, 2010 between Cooper Global Communications and POW! Entertainment, Inc.	Incorporated by reference as Exhibit 10.15 to Form 10-K filed March 28, 2011

10.16	Amendment to Employment Agreements-Stan Lee, Dated December 1, 2011 and referred to in Exhibit 10.10	Incorporated by reference as Exhibit 10.16 to Form 10-K Filed March 23, 2012

10.17	Agreement, dated June 1, 2011 between POW! Entertainment and Bick Le	Incorporated by reference as Exhibit 10.17 to Form 10-Q filed August 4, 2011

10.18	Amendment to Employment Agreements-Gill Champion, dated December 1, 2011 and referred to in Exhibit 10.11	Incorporated by reference as Exhibit 10.18 to Form 10-K filed March 23, 2012

10.19	Amendment to Employment Agreements-Arthur Lieberman, dated December 1, 2011 and referred to in Exhibit 10.12	Incorporated by reference as Exhibit 10.19 to Form 10-K filed March 23, 2012

10.20	Indemnity Agreements dated December 2004	Incorporated by reference as Exhibit 10.20 to Form 10-K filed March 23, 2012

10.21	Agreement, dated June 11, 2012 between POW! Entertainment and Bick Le	Incorporated by reference as Exhibit 10.21 to Form 10-Q filed August 14, 2012

21	Subsidiaries of Registrant	Incorporated by reference as Exhibit 21 to Form 10 filed December 10, 2010

Exhibit No.	Exhibit Index	Method of Filing
31.1	Certification by Chief Executive Officer	Filed herewith
31.2	Certification by Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification by Principal Executive Officer	Filed herewith
32.2	Section 1350 Certification by Principal Financial Officer	Filed herewith

