Form 10-Q
period 2013-03-31
POW! ENTERTAINMENT, INC.
filed 2013-05-14
CIK 1505892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

The number of common shares outstanding on April 30, 2013 was 132,357,356.

POW! ENTERTAINMENT, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		Page
PART I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2013 (Unaudited) and December 31, 2012 (Audited)	3

	Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2013 and 2012	4

	Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2013 and 2012	5

	Notes to Consolidated Unaudited Financial Statements	6 – 11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 – 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II.	Other Information

Item 1.	Legal Proceedings	14-15

Item 1A.	Risk Factors	15

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6.	Exhibits	16

Signatures		17

PART I.         ITEM 1. FINANCIAL STATEMENTS

POW! ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2013 and December 31, 2012

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$206,499	$251,431
Letter of credit	32,544	32,544
Marketable securities	494,628	540,813
Accounts receivable, net of allowance for doubtful accounts of $0	-	27,699
Other receivables	41,504	2,047
Prepaid expenses	29,400	18,839
TOTAL CURRENT ASSETS	804,575	873,373
Property and Equipment, net	36,315	39,384
INTANGIBLE AND OTHER ASSETS
Trademarks, net	18,654	18,204
Investment in SL Power Concerts	50,000	50,000
Development Fees	35,000	35,000
TOTAL ASSETS	$944,544	$1,015,961
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$318,124	$241,413
Advances payable	3,234,167	3,096,667
Deferred compensation-current	275,000	300,000
Deferred Rent	42,933	44,908
Derivatives Liability	13,870	31,032
TOTAL CURRENT LIABILITIES	3,884,094	3,714,020

Deferred compensation-long term	1,577,917	1,627,917
COMMITMENT AND CONTINGENCIES, note 9
SHAREHOLDERS' DEFICIT
Common shares, $0.001 par value.
199,000,000 common shares authorized, 1,000,000 preferred shares authorized
132,357,356 and 133,107,356 common shares issued and outstanding
at March 31, 2013 and December 31, 2012, respectively	132,358	133,108
Additional paid in capital	9,594,806	9,584,726
Accumulated deficit	(14,253,541)	(14,047,980)
Accumulated other comprehensive income	8,910	4,170
TOTAL SHAREHOLDERS' DEFICIT	(4,517,467)	(4,325,976)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$944,544	$1,015,961

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three Months Ended March 31, 2013 and 2012
(Unaudited)

	March 31, 2013	March 31, 2012

REVENUES	$488,797	$523,462

OPERATING COSTS AND EXPENSES
Wages and benefits	408,059	457,024
Commission	31,250	31,292
Stock-based Compensation	9,330	9,330
Professional fees	140,324	183,660
Promotional and Marketing	19,150	21,402
Rent and office	29,708	40,647
Other general and administration	66,491	71,935

TOTAL OPERATING COSTS AND EXPENSES	704,312	815,290

LOSS FROM OPERATIONS	(215,515)	(291,828)

OTHER INCOME
Dividend and Interest income, net	3,492	5,704
Gain on change of derivative value	17,162	5,674

LOSS BEFORE TAXES	(194,861)	(280,450)

Income taxes	(10,700)	(4,800)

NET LOSS	$(205,561)	$(285,250)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	132,857,356	132,607,356

Condensed Statement of Comprehensive Income (Loss) (Unaudited)
Net Loss	$(205,561)	$(285,250)
Other comprehensive Income (Loss)
Unrealized gain on marketable securities	4,740	26,391
Comprehensive Loss	$(200,821)	$(258,859)

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2013 and 2012
(Unaudited)

	March 31,	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(205,561)	$(285,251)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,069	397
Loss on sale of marketable securities	1,458	-
Stock based compensation	9,330	9,331
Changes in valuation of derivatives liability	(17,162)	(5,674)
Deferred Rent	(1,975)	(1,243)
Change in assets and liabilities:
Accounts receivable	27,699	64,796
Prepaid expenses	(10,561)	(954)
Other receivable	(39,457)	(250)
Accounts payable and accrued expenses	76,707	103,187
Advances payable	137,500	137,500
Deferred compensation	(75,000)	(50,000)

NET CASH USED IN OPERATING ACTIVITIES	(93,953)	(28,161)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks	(450)	-
Purchase of property and equipment	-	(2,589)
Purchase of marketable securities	(4,352)	(6,563)
Sale of marketable securities	53,823	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	49,021	(9,152)

NET DECREASE IN CASH	(44,932)	(37,313)
Cash and cash equivalents at beginning	251,431	340,305
Cash and cash equivalents at end of the year	$206,499	$302,992

Supplemental disclosures of cash flow information:
Income taxes paid in cash	$10,700	$4,800

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

Business Activity and Organization—The Company is a Delaware corporation, incorporated on August 17, 1998. POW! Entertainment, Inc. ("POW", "Company", “we”) has the following subsidiaries: POW! Entertainment, LLC (the operating company), QED Productions, LLC, PFD, LLC, SL Power Concerts, LLC (50% equity interest) and an inactive Delaware corporation: Pharmelle, Inc.

We have prepared the Company’s accompanying consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended, or the Exchange Act and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three months ended March 31, 2013 and 2012 are not indicative of the results that may be expected for the fiscal year ending December 31, 2013. You should read these unaudited consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2012.

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

The Company recorded $137,500 for the three months ended March 31, 2013 and 2012, respectively, as advances payable pursuant to the contractual clause in which the advances are recoupable by Silver Creek solely from any fixed and contingent compensation related to future developments, including box office bonuses and merchandising royalties. The Company has not met the performance measurement of the revenue and accordingly has not recorded the payments as revenue. In addition, any properties that Silver Creek rejects or accepts and subsequently abandons may be offered by the Company elsewhere subject to participation by Silver Creek.  Depending on the nature of the project so offered to a third party and the time when such project was originally offered to Silver Creek, Silver Creek is entitled to receive up to $100,000 per project, and the assignment of 50% or 25% of the Company’s compensation from the third-party producer.

Use of Estimates —The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements. We have identified the most significant areas of estimation and assumptions as being estimation of the allowance for doubtful accounts, estimation of stock-based compensation, estimation of derivatives liabilities,  useful lives of property and equipment, and estimation of the net deferred income tax asset valuation allowance.

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

Property and Equipment—Property and equipment are stated at cost.  Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets over five years. Depreciation expense recorded for the three months ended March 31, 2013 and 2012 were $3,069 and $397, respectively.

Investment in SL Power Concerts—The Company formed a joint venture with a third party for 50% equity ownership with an investment of $50,000. The investment was accounted for under the equity method. There were net assets of $94,000. The joint venture did not have revenues for the three months ended March 31, 2013. Expenses for the three months ended March 31, 2013 totaled $5,600.

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

The following table summarizes fair value measurements by level at March 31, 2013 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash	$206,499			$206,499
Letter of credit	$32,544			$32,544
Marketable securities	$494,628			$494,628
Derivatives liability			$13,870	$13,870

The table below sets forth a summary of changes in fair value of the Company’s Level III liabilities for the three months ended March 31, 2013.

Balance as of December 31, 2012	$31,032
Change in Value	(17,162)
Balance as of March 31, 2013	$13,870

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

Earnings Per Share-Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common share equivalents had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. For the three months ended March 31, 2013 and 2012, the diluted earnings per share are the same as basic earnings per share as the 1,650,000 warrants outstanding would have an anti-dilutive effect.

Valuation of Derivative Instruments—ASC 815-40 (formerly SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”)  requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”) to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At March 31, 2013, the Company adjusted its derivative liability to its fair value, and reflected the decrease of $17,162, which represents the gain on change in derivative.

Loss on Sale of Marketable Securities—The Company sold marketable securities for net proceeds of $53,823 during the three months ended March 31, 2013. Loss on sale of marketable securities totaled $1,458.

Other Comprehensive Income

The Company’s other comprehensive income consists of unrealized losses on marketable securities categorized as available-for-sale, that are recorded as an element of shareholders’ equity but are excluded from net income.

Concentrations—The Company has one major customer that individually exceeded 10% of total revenue and accounted for 99.75% of total revenue for the three months ended March 31, 2013.

The Company has one major customer that individually exceeded 10% of total revenue and accounted for 93% of total revenue for the three months ended March 31, 2012. Three customers who are not major customers accounted for 100% of total accounts receivable as of March 31, 2012.

Recently Issued or Newly Adopted Accounting Standards In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities and in January 2013, the FASB issued ASU No. 2013-01 clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company adopted the disclosure requirements of ASU 2011-11. After considering the scope clarification in ASU 2013-01, the Company does not believe there will be a material effect on our condensed consolidated financial statements or disclosures.

3.	Subscription Receivable

On November 15, 2005, a subscription for shares equal to the principal amount of $525,000 was entered into, fully amortized over thirty years with the interest rate of 5% per annum.  The subscription was payable in equal monthly payments of $2,818.  The payments on the subscription defaulted.  On December 31, 2012, the Company wrote off the receivable. In March 2013, shares of common stock totaling 750,000 held by the shareholder under this subscription receivable were returned to the Company. Such shares are treated by the Company as authorized but unissued.

4.	Deferred Compensation

Deferred compensation consists of accrued for unpaid salaries of executives, which will be paid as the Company increases its cash, over time, or by obtaining additional financing.   The balance at March 31, 2013 reflects payments of $75,000.

5.	Related Party Transactions

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

From time to time, Stan Lee has appeared and will continue to appear at certain events or projects for which both he and the Company receive payments. There were no payments to Mr. Lee during the three months ended March 31, 2013 and 2012.

During the three months ended March 31, 2013, the Company paid $39,706 of costs on behalf of SL Power Concerts (“SLPC”), 50% of which is due from the other equity owner of SLPC and 50% of which is due from SLPC. This amount is included in other receivables at March 31, 2013.

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

The Company granted additional restricted stock to the same employee during June 2012. The agreement calls for grants of 500,000 shares of common stock priced at $0.05 per share, which was the closing market price. The shares vested in full on date of grant. Stock-based compensation recognized by the Company related to this stock grant amounted to $25,000 and was recorded in June 2012.

The Company adopted the guidance provided by ASC 718 to measure and to record the expense over the requisite service period for the entire award. Stock-based compensation recognized by the Company for the three months ended March 31, 2013 and 2012 amounted to $9,330 and $9,330, respectively.

Non-Vested Shares	Shares
Non-vested shares at 12/31/12	219,536
Granted	-
Vested	-
Non-vested shares at 3/31/13	219,536

7.	Share-based Compensation

On March 15, 2010, the Company granted warrants to purchase a total of 1,300,000 shares of common stock to two of its executives, 650,000 shares each. The warrants vested immediately and are exercisable for five years from the date of issuance, at a strike price of $0.40 per share. The warrants were issued in conjunction with Deferred Compensation Agreements entered into which limits payment of the outstanding deferred compensation to the two executives. These warrants have an anti-dilution clause, whereby the exercise price can be adjusted downward in the event equity is raised at a price lower than $0.40 per share. The outstanding number of warrants at March 31, 2013 was 1,300,000 shares.

8.	Warrants and Options for Non-Employees

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

A gain on change in derivative liability was recorded to reflect a decrease of $17,162 and $5,674 for the three months ended March 31, 2013 and 2012, respectively.

The fair value of stock warrants and options at the date of grant and derivative liability were estimated using the Black-Scholes option-pricing model, based on the following assumptions for the three months ended March 31, 2013:

Risk-free interest rate	0.77%
Expected life	4.75 years
Expected Volatility	193.0%
Dividend yield	00.0%

9.	Commitments and Contingencies

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS
Some of the statements in the Form 10-Q are forward-looking statements about what may happen in the future. Forward-looking statements include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans. The forward-looking statements in the Form 10-Q are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events.  The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements.  We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You should review carefully all information, including the discussion of risk factors under “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K for the year ended December 31, 2012.  Any forward-looking statements in the Form 10-Q are made only as of the date hereof and, except as may be required by law, we do not have any obligation to publicly update any forward-looking statements contained in this Form 10-Q to reflect subsequent events or circumstances.

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

Currently, the Company plans to focus on:

⋅	creating project concepts, primarily in the form of story treatments,
⋅	identifying select partners willing to participate in, and/or finance, the development of the Company’s projects,
⋅	identifying talented and suitable writers to write scripts for the Company’s projects, and
⋅	negotiating agreements for the production of the projects ( i.e ., the filming of a movie or television series, the creation of the video game, etc.).

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

⋅	First, Stan Lee’s has co-created a large number of very successful characters and projects.
⋅	Second, through Stan Lee, we have established relationships with a variety of well-known writers, directors and producers.
⋅
Third, Stan Lee’s natural inclination and focus are on superheroes, action characters and other characters that have potential to become “franchises” (i.e. that lend themselves to sequels, to licensing to other media, to merchandising and to other ancillary opportunities).

Recent Events

The Company formed a joint venture called SL Power Concerts with a third party during the fourth quarter of 2012 to bring live entertainment to military or affiliated military venues across the continental United States. The joint venture will capitalize on the creative direction of Stan Lee to bring new military based superhero storylines to the events and leverage the expertise of our third party partner to contract with military and government installations.  The expected revenue to the Company, if any, related to these events cannot be determined at this time.

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

We have identified the most significant areas of estimation and assumptions as being:

⋅	estimation of the allowance for doubtful accounts;
⋅	estimation on stock-based compensation;
⋅	estimation of useful lives of property, plant and equipment;
⋅	estimation of derivatives liabilities; and
⋅	estimation of the net deferred income tax asset valuation allowance.

Results of Operations

We believe that, due to the complex nature and long term cycle of our business operations, period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance. However, it is still important that you review the audited financial statements filed on the Form 10-K for the year ended December 31, 2012 and the related notes in addition to thoroughly reading our current plan of operations.

For Three Months Ended March 31, 2013 and 2012

The Company’s revenues for the three months ended March 31, 2012 decreased by $34,665 or 6.6% compared to the three months ended March 31, 2012.

For the three months ended March 31, 2013, net loss was $205,561 compared to a net loss of $285,250 for the three months ended March 31, 2012.

Total operating costs and expenses for the three months ended March 31, 2013 decreased by $110,978 compared to the three months ended March 31, 2012. The decrease in total general and administrative expenses was primarily attributable to and was also offset by the following:

⋅	Salaries and related employee benefits decreased by $48,965 primarily due to the lack of salaries for the late Chief Operating and Chief Legal Officer, Arthur Lieberman;

⋅	Professional expenses decreased by $43,336 in legal expenses related to indemnification payments; and

⋅	Rent expense decreased by $10,939. Decrease in rent was from a lack of corporate apartment rent for 2013 compared to 2012.

Liquidity and Capital Resources

Our current liquidity and capital resources are provided principally through our current agreement with Silver Creek Pictures.  We have a deficiency in working capital of $3,079,519 and $2,840,647 as of March 31, 2013 and December 31, 2012, respectively.  That deficiency results from the classification as current liabilities of cumulative advances received from Silver Creek which were $3,234,167 and $3,096,667, as of March 31, 2013 and December 31, 2012 respectively.  These amounts are recoupable by Silver Creek solely from any fixed and contingent compensation related to future developments, including box office bonuses and merchandising royalties.

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

Deferred compensation to executives totaled $1,852,917 and $1,927,917 as of March 31, 2013 and December 31, 2012, respectively. The Company has reclassified part of Deferred Compensation as long-term liabilities. For the three months ended March 31, 2013, the Company paid down deferred compensation totaling $75,000.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were not effective as of March 31, 2013. We have disclosed to our auditors and the Board of Directors such deficiencies. There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

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

In 2009 a $750,000,000 lawsuit was filed on behalf of SLM against Marvel Entertainment, the Company and other defendants in an action entitled Abadin v. Marvel Entertainment, Inc., et al. , in the U.S. District Court, Southern District of New York (the “Abadin Suit”), claiming, among other things, that SLM owned various intellectual property including the intellectual property at issue in the the SLM Suit, and including all the Marvel characters and the Marvel name.  The various causes of action alleged by plaintiffs in this case were all dismissed pursuant to an Order of the Court filed on March 31, 2010. The plaintiffs in the Abadin case filed an appeal of the dismissal of its case, but failed to perfect the appeal, which as a result was dismissed.  Therefore, the dismissal of this case is now final and binding.

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

ITEM 1A—RISK FACTORS

There were no material changes from the risk factors set forth in the “Risk Factors” section of our Form 10-K filed with the SEC on March 29, 2013.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

none

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

POW! Entertainment, Inc.

May 14, 2013	By:	/s/ GILL CHAMPION
Gill Champion
President and Chief Executive Officer
Principal Executive Officer

May 14, 2013	By:	/s/ BICK LE
Bick Le
Chief Financial and Operating Officer
Principal Financial Officer