Form 10-Q
period 2013-06-30
POW! ENTERTAINMENT, INC.
filed 2013-08-14
CIK 1505892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013.

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

The number of common shares outstanding on July 31, 2013 was 132,357,356.

POW! ENTERTAINMENT, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		Page
PART I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2013 (Unaudited) and December 31, 2012 (Audited)	3

	Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the Three and Six Months Ended June 30, 2013 and 2012.	4

	Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2013 and 2012.	5

	Notes to Consolidated Unaudited Financial Statements	6 – 11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 – 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II.	Other Information

Item 1.	Legal Proceedings	15-16

Item 1A.	Risk Factors	16

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 6.	Exhibits	17

Signatures		17

PART I.       ITEM 1. FINANCIAL STATEMENTS

POW! ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2013 and December 31, 2012

	June 30	December 31,
	2013	2012
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$94,157	$251,431
Letter of credit	32,544	32,544
Marketable securities	331,000	540,813
Accounts receivable, net of allowance for doubtful accounts of $0	-	27,699
Other receivables and other current assets	202,675	2,047
Prepaid expenses	21,333	18,839
TOTAL CURRENT ASSETS	681,709	873,373
Property and Equipment, net	36,912	39,384
INTANGIBLE AND OTHER ASSETS
Trademarks, net	18,804	18,204
Investment in SL Power Concerts	-	50,000
Development Fees	35,000	35,000
TOTAL ASSETS	$772,425	$1,015,961

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$260,648	$241,413
Advances payable	3,371,667	3,096,667
Deferred compensation-current	275,000	300,000
Deferred Rent	40,713	44,908
Derivatives Liability	13,870	31,032
TOTAL CURRENT LIABILITIES	3,961,898	3,714,020

Deferred compensation-long term	1,527,917	1,627,917
COMMITMENT AND CONTINGENCIES, note 9
SHAREHOLDERS' DEFICIT
Common shares, $0.001 par value. 199,000,000 common shares authorized, 1,000,000 preferred shares authorized 132,357,356 and 133,107,356 respectively, common shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	132,358	133,108
Additional paid in capital	9,604,136	9,584,726
Accumulated deficit	(14,456,728)	(14,047,980)
Accumulated other comprehensive income	2,844	4,170
TOTAL SHAREHOLDERS' DEFICIT	(4,717,390)	(4,325,976)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$772,425	$1,015,961

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

REVENUES	$500,578	$502,606	$989,375	$1,026,067

OPERATING COSTS AND EXPENSES
Wages and benefits	403,839	392,730	811,898	849,754
Commission	31,250	32,030	62,500	63,322
Stock-based compensation	9,330	34,330	18,661	43,661
Professional fees	29,465	193,652	169,790	377,312
Promotional and marketing	25,337	9,542	44,487	30,944
Rent and office	28,484	37,882	58,193	78,529
Other general and administration	68,189	73,373	134,676	145,305

TOTAL OPERATING COSTS AND EXPENSES	595,894	773,539	1,300,205	1,588,827

LOSS FROM OPERATIONS	(95,316)	(270,933)	(310,830)	(562,760)

OTHER INCOME AND (EXPENSES)
Interest and dividend income, net	3,788	7,236	7,279	12,940
Loss from investment in SL Power Concerts	(111,659)	-	(111,659)	-
Write-off Subscription Receivable	-	(533,408)	-	(533,408)
Gain on change of derivative value	-	6,692	17,162	12,366

LOSS BEFORE TAXES	(203,187)	(790,413)	(398,048)	(1,070,862)

Income taxes	-	(6,000)	(10,700)	(10,800)

NET LOSS	$(203,187)	$(796,413)	$(408,748)	$(1,081,662)

Net loss per share
Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares outstanding, basic and diluted	132,357,356	132,774,023	132,607,356	132,690,689

Condensed Statements of Comprehensive Income
Net Loss	$(203,187)	$(796,413)	$(408,748)	$(1,081,662)
Other comprehensive Income (Loss)
Unrealized gain (loss) on marketable securities	(6,066)	(4,043)	(1,326)	22,348
Comprehensive Loss	$(209,253)	$(800,456)	$(410,074)	$(1,059,314)

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2013 and 2012
(UNAUDITED)

	June 30,	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(408,748)	$(1,081,662)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,472	903
Loss on disposal of fixed assets	-	564
Gain on sale of marketable securities	(1,721)	-
Write-off subscription receivables	-	533,408
Stock based compensation	18,661	43,661
Loss on investment in SL Power Concerts	50,000	-
Change in valuation of derivatives liability	(17,162)	(12,366)
Deferred Rent	(4,195)	(2,730)
Change in assets and liabilities:
Accounts receivable	27,699	86,183
Prepaid expenses	(2,494)	(13,944)
Deposits	-	2,192
Other receivable and other current assets	(200,628)	(250)
Accounts payable and accrued expenses	19,234	128,445
Advances payable	275,000	275,000
Deferred compensation	(125,000)	(100,000)

NET CASH USED IN OPERATING ACTIVITIES	(362,882)	(140,596)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks	(600)	(325)
Purchase of property and equipment	(4,000)	(3,488)
Purchase of marketable securities	(8,139)	(13,800)
Sale of marketable securities	218,347	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	205,608	(17,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions receivable	-	8,455
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	8,455

NET DECREASE IN CASH	(157,274)	(149,754)
Cash and cash equivalents at beginning of the period	251,431	340,305
Cash and cash equivalents at end of the period	$94,157	$190,551

Supplemental disclosures of cash flow information:
Income taxes paid in cash	$10,700	$10,800

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

We have prepared the Company’s accompanying consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended, or the Exchange Act and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three and six months ended June 30, 2013 and 2012 are not indicative of the results that may be expected for the fiscal year ending December 31, 2013. You should read these unaudited consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2012.

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

The Company recorded  $275,000 for the six months ended  June 30, 2013 and 2012, respectively, as advances payable pursuant to the contractual clause in which the advances are recoupable by Silver Creek solely from any fixed and contingent compensation related to future developments, including box office bonuses and merchandising royalties. The Company has not met the performance measurement of the revenue and accordingly has not recorded the payments as revenue. In addition, any properties that Silver Creek rejects or accepts and subsequently abandons may be offered by the Company elsewhere subject to participation by Silver Creek.  Depending on the nature of the project so offered to a third party and the time when such project was originally offered to Silver Creek, Silver Creek is entitled to receive up to $100,000 per project, and the assignment of 50% or 25% of the Company’s compensation from the third-party producer.

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

Other Receivables—The Company advances funds to its joint venture, SLPC. The majority of the balance is due from the other equity owner. Management reviews the receivables on a regular basis to determine if such amounts will potentially be uncollected. After all attempts to collect the receivables have failed and if it's determined that such amounts are not recoverable, the receivable is written off.

Property and Equipment—Property and equipment are stated at cost.  Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets over five years. Depreciation expense recorded for the three months ended June 30, 2013 and 2012 were $3,403 and $506, respectively. Depreciation expense recorded for the six months ended June 30, 2013 and 2012 were $6,472 and $903, respectively.

Investment in SL Power Concerts—The Company formed a joint venture with a third party for 50% equity ownership with an investment of $50,000 and accounted for under the equity method.  Loss on investment in the joint venture totaled $0 and $111,659 for the three and six months ended June 30, 2013, respectively. The loss includes a write-down of the initial equity investment of $50,000.

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

The following table summarizes fair value measurements by level at June 30, 2013 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash	$94,157			$94,157
Letter of credit	$32,544			$32,544
Marketable securities	$331,000			$331,000
Derivatives liability			$13,870	$13,870

The table below sets forth a summary of changes in fair value of the Company’s Level III liabilities for the six months ended June 30, 2013.

Balance as of December 31, 2012	$31,032
Change in Value	(17,162)
Balance as of June 30, 2013	$13,870

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

Earnings Per Share—Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common share equivalents had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.  For the three and six months ended June 30, 2013 and 2012, the diluted earnings per share are the same as basic earnings per share as the 1,650,000 warrants outstanding would have an anti-dilutive effect.

Valuation of Derivative Instruments—ASC 815-40 (formerly SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”)  requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”) to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At June 30, 2013, the Company adjusted its derivative liability to its fair value, and reflected the decrease of $17,162, which represents the gain on change in derivative.

Gain on Sale of Marketable Securities—The Company sold marketable securities for net proceeds of $218,347 during the six months ended June 30, 2013. Gain on sale of marketable securities totaled $1,721.

Other Comprehensive Income—The Company’s other comprehensive income consists of unrealized losses on marketable securities categorized as available-for-sale that are recorded as an element of shareholders’ equity but are excluded from net income.

Concentrations—The Company has one major customer that individually exceeded 10% of total revenue and accounted for 97% and 98.5% of total revenue for the three and six months ended June 30, 2013, respectively.

The Company has one major customer that individually exceeded 10% of total revenue and accounted for 95% and 97% for the three and six months ended June 30, 2012, respectively.

Recently Issued or Newly Adopted Accounting Standards—In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities and in January 2013, the FASB issued ASU No. 2013-01 Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company adopted the disclosure requirements of ASU 2011-11. After considering the scope clarification in ASU 2013-01, the Company does not believe there will be a material effect on our condensed consolidated financial statements or disclosures.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, (“ASU 2013-02”). ASU 2013-02 amends Accounting Standards Codification (“ASC”) 220, Comprehensive Income (“ASC 220”), and requires entities to present the changes in the components of accumulated other comprehensive income for the current period. Entities are required to present separately the amount of the change that is due to reclassifications, and the amount that is due to current period other comprehensive income. These changes are permitted to be shown either before or net-of-tax and can be displayed either on the face of the financial statements or in the footnotes. ASU 2013-02 was effective for our interim and annual periods beginning January 1, 2013. The adoption of ASU 2013-02 did not have a material effect on our consolidated financial position or results of operations.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which eliminates diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from disallowance of a tax position. ASU 2013-11 affects only the presentation of such amounts in an entity’s balance sheet and is effective for fiscal years beginning after December 15, 2013 and interim periods within those years. Early adoption is permitted. We are evaluating the impact, if any, of the adoption of ASU 2013-11 on our balance sheet.

3.   Subscription Receivable

On November 15, 2005, a subscription for shares equal to the principal amount of $525,000 was entered into, fully amortized over thirty years with the interest rate of 5% per annum.  The subscription was payable in equal monthly payments of $2,818. The payments on the subscription defaulted. On December 31, 2012, the Company wrote off the receivable. During March 2013, shares of common stock totaling 750,000 held by the shareholder under this subscription receivable were returned to the Company. Such shares are treated by the Company as authorized but unissued.

4.   Deferred Compensation

Deferred compensation consists of accrued for unpaid salaries of executives, which will be paid as the Company increases its cash, over time, or by obtaining additional financing.  The balance at June 30, 2013 reflects payments made during the six months in the amount of $125,000.

5.   Related Party Transactions

During March 2011, the Company entered into an agreement with a minority shareholder, who is also a former employee, to loan the individual an amount totaling $66,668. The loan is non-interest bearing and is collateralized by the stock of the Company already owned by such shareholder. At December 31, 2012, the balance of the receivable was $66,668. The receivable is considered to be in default and the Company recorded an allowance for the full amount at December 31, 2012.

From time to time, Stan Lee has appeared and will continue to appear at certain events or projects for which both he and the Company receive payments. There were no payments to Mr. Lee during the six months ended June 30, 2013 and 2012.

During the six months ended June 30, 2013, the Company paid $262,536 of costs on behalf of SL Power Concerts (“SLPC”). At June 30, 2013, $200,878 of the amount funded is due to be reimbursed from SLPC and the other equity owner of SLPC and is included in other receivables and other current assets at June 30, 2013.

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

The Company adopted the guidance provided by ASC 718 to measure and to record the expense over the requisite service period for the entire award. Stock-based compensation recognized by the Company for the six months ended June 30, 2013 and 2012 amounted to $18,661 and $43,661 respectively. Stock-based compensation recognized by the Company for the three months ended June 30, 2013 and 2012 amounted to $9,330 and $34,330 respectively.

Non-Vested Shares	Shares
Non-vested shares at 12/31/12	219,536
Granted	-
Vested	-
Non-vested shares at 6/30/13	219,536

7.   Share-based Compensation

On March 15, 2010, the Company granted warrants to purchase a total of 1,300,000 shares of common stock to two of its executives, 650,000 shares each. The warrants vested immediately and are exercisable for five years from the date of issuance, at a strike price of $0.40 per share. The warrants were issued in conjunction with Deferred Compensation Agreements entered into which limits payment of the outstanding deferred compensation to the two executives. These warrants have an anti-dilution clause, whereby the exercise price can be adjusted downward in the event equity is raised at a price lower than $0.40 per share. The outstanding number of warrants at June 30, 2013 was 1,300,000 shares.

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

A gain on change in derivative liability was recorded to reflect a decrease of $17,162 and $12,366 for the six months ended June 30, 2013 and 2012, respectively. A gain on change in derivative liability was recorded to reflect a decrease of $0 and $6,692 for the three months ended June 30, 2013 and 2012, respectively.

The fair value of stock warrants and options at the date of grant and derivative liability were estimated using the Black-Scholes option-pricing model, based on the following assumptions for the six months ended June 30, 2013:

Risk-free interest rate	1.41%
Expected life	4.5 years
Expected Volatility	196.0%
Dividend yield	00.0%

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

For Three Months Ended June 30, 2013 and 2012

The Company’s revenues for the three months ended June 30, 2013 decreased by $2,028 or 0.4% compared to the three months ended June 30, 2012.

For the three months ended June 30, 2013, loss from operations was $95,316 compared to an operating loss of $270,933 for the three months ended June 30, 2012.

For the three months ended June 30, 2013, other income and expenses includes a loss of $111,659 in investment in SL Power Concerts to reflect a write-down for operating loss incurred by the investment. Prior year other income and expenses includes a write-off of subscription receivable of $533,408.

Total operating costs and expenses for the three months ended June 30, 2013 decreased by $177,645 compared to the three months ended June 30, 2012. The decrease in total general and administrative expenses was primarily attributable to and was also offset by the following:

⋅	Stock-based compensation decreased by $25,000 due to restricted stock grant to an employee granted in 2012;

⋅	Promotional and marketing increased by $15,795 due to various promotional materials and concept artwork commissioned; and

⋅	Professional expenses decreased by $164,187 in legal expenses related to indemnification payments from 2012.

For Six Months Ended June 30, 2013 and 2012

The Company’s revenues for the six months ended June 30, 2013 decreased by $36,692 or 3.6% compared to the six months ended June 30, 2012.

For the six months ended June 30, 2013, loss from operations was $310,830 compared to an operating loss of $562,760 for the six months ended June 30, 2012.

For the six months ended June 30, 2013, other income and expenses includes a loss of $111,659 in investment in SL Power Concerts to reflect a write-down for operating loss incurred by the investment. Prior year other income and expenses includes a write-off of subscription receivable of $533,408.

Total operating costs and expenses for the six months ended June 30, 2013 decreased by $288,622 compared to the six months ended June 30, 2012. The decrease in total general and administrative expenses was primarily attributable to the following:

⋅	Salaries and related employee benefits decreased by $37,856 primarily due to lack of salary in 2013 for our late Chief Legal and Operating Officer, Arthur Lieberman;

⋅	Stock-based compensation decreased by $25,000 due to restricted stock grant to an employee in 2012;

⋅	Promotional and marketing increased by $13,543 due to various promotional materials and conceptual artwork commissioned;

⋅	Rent decreased by $20,336 due to the expiration of the corporate apartment lease during 2012; and

⋅	Professional expenses decreased by $207,522 in legal expenses related to indemnification payments and resolutions of certain legal disputes in 2012.

Liquidity and Capital Resources

Our current liquidity and capital resources are provided principally through our current agreement with Silver Creek Pictures. We have a deficiency in working capital of $3,280,189 and $2,840,647 as of June 30, 2013 and December 31, 2012, respectively. That deficiency results from the classification as current liabilities of cumulative advances received from Silver Creek which were $3,371,667 and $3,096,667, as of June 30, 2013 and December 31, 2012 respectively. These amounts are recoupable by Silver Creek solely from any fixed and contingent compensation related to future developments, including box office bonuses and merchandising royalties.

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

Deferred compensation to executives totaled $1,802,917 and $1,927,917 as of June 30, 2013 and December 31, 2012, respectively. The Company has reclassified part of Deferred Compensation as long-term liabilities. For the six months ended June 30, 2013, the Company paid down deferred compensation totaling $125,000.

Off Balance Sheet Arrangements

We are not party to any material off-balance sheet financing arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were not effective as of June 30, 2013. We have disclosed to our auditors and the Board of Directors such deficiencies. There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A—RISK FACTORS

There were no material changes from the risk factors set forth in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2012.

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

POW! Entertainment, Inc.

August 14, 2013	By:	/s/ GILL CHAMPION
Gill Champion
President and Chief Executive Officer
Principal Executive Officer

August 14, 2013	By:	/s/ BICK LE
Bick Le
Chief Financial and Operating Officer
Principal Financial Officer