Form 10-K/A
period 2012-12-31
POW! ENTERTAINMENT, INC.
filed 2013-10-01
CIK 1505892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

1

POW! Entertainment, Inc.

2012 Form 10-K Annual Report

EXPLANATION

This Amendment No. 1 to the Annual Report on Form 10-K/A for POW! Entertainment, Inc. amends the Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 29, 2013.  This Amendment No. 1 is being filed solely to revise Item 9A to address Item 308 of Regulation S-K in response to comments issued by the SEC. This Amendment does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, accordingly, this Amendment No. 1 should be read in conjunction with our other filings with the SEC.

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

The Company’s executive offices are at 9440 Santa Monica Boulevard, #620, Beverly Hills, California 90210. The Company’s phone number is 310-275-9933.

General

Overview

The Company is a multimedia production and licensing company that creates and licenses animated and live-action fantasy and superhero entertainment content and merchandise, leveraging the creative output and branded image of Stan Lee.  Prior to his association with the Company, Mr. Lee’s co-creations include Spider-Man™ 1 , The Incredible Hulk ™ 1 , X-Men™ 1 , The Fantastic Four™ 1 , Iron Man ™ 1 , Daredevil ™ 1 , Silver Surfer ™ 1 and Dr. Strange ™ 1 as well as hundreds of others.   The Company does not receive any revenue in the form of royalties or otherwise from the foregoing creations. The Company develops originally created franchises for new media such as on-line digital content and video games and for traditional entertainment media such as feature length films in both live action and animation, DVD, live entertainment, television programming, merchandising and related ancillary markets. All of the Company’s intellectual property, which may include characters and stories, are vertically integrated in that each property is developed into as many products as possible, to create a branded franchise to accelerate global identity from the synergy created across various media.

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

Projects in Development

The Company begins with story ideas from Stan Lee and presents the ideas to Disney pursuant to the “first look” contract (See Transactions with Affiliates of The Walt Disney Company ) , then third parties (such as writers, directors, producers or studios) to develop the project at the third party’s expense. The Company considers a project to be “in development” once we have packaged the project and handed the project off to a third party. At that point, the project has left the control of the Company and is in the purview of the third party. Since the Company does not control the process once it is in the hands of others it is unable to indicate with much, if any, certainty when that project will be produced or the cost that such other party may incur to produce it.  We currently have over 20 projects “in development.” A majority of projects “in development” are never produced, or are produced only after lengthy delays.

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

Intellectual Property

The Company’s primary assets are the intellectual property created by Stan Lee, including our ownership of Stan Lee’s name, likeness, brand and signature slogans, “Stan Lee Presents”, “Excelsior”, and “Stan’s Soap Box” by assignment from Stan Lee, as well as all new properties being developed by the Company.  The Company holds the registered trademarks “Stan Lee Presents” and “Excelsior” in the United States, and it believes it holds common law trademarks in the United States to “Stan Lee” and “Stan’s Soapbox”, among others.  ( See “Projects in Development” above).

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

Stan Lee’s creative output is important to our business plan .   Although the Company has an inventory of Stan Lee’s treatments and holds the right and title to the Stan Lee brand by assignment from Stan Lee, the Company’s success is still based on the future creative output and marketing presence of Stan Lee, who is 90 years old.  The Company has a number of projects based on Stan Lee’s creations in development at present and its goal is to develop a sufficient number of these projects in order to produce an ongoing revenue stream well after the time that Stan Lee remains active to alleviate this risk.  The Company also intends to hire a number of writers to supplement and complement Stan Lee’s output.  However, no assurances can be given that these plans will be successful.  Additionally, the Silver Creek Agreement (see Working with Established Partners above), provides that the Company’s annual payment from Silver Creek will be reduced from $2,500,000 to $1,250,000 per year upon Stan Lee‘s disability.

We depend on our management; loss of key management may be detrimental to the Company .   The Company's success is dependent to a large degree on the services and presence of Stan Lee, its Chairman and Chief Creative Officer, and Gill Champion, its Chief Executive Officer. The loss of either officer could have a material adverse effect on the Company's business or results of operations.  The Company has an employment agreement with each of them that limits their right to compete with the Company.  Stan Lee has a lifetime employment agreement with Marvel Comics, which currently requires Stan Lee to devote 10-15 hours per week to Marvel matters, and in return for which Stan Lee currently receives an annual salary of $1,000,000.  As a result, Stan Lee is unable to devote his full time and attention to the Company’s business. Currently we do not hold key-man insurance for Stan Lee. The Company currently holds a key-man policy for Gill Champion with a death benefit of approximately $4 million.

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

We may become subject to infringement claims .   One of the risks of the entertainment business is the possibility of claims that the Company’s ideas infringe the intellectual property rights of third parties with respect to previously developed films, stories, characters or other creative content.  The Company has in the past and may in the future receive notice of claims of infringement of other parties' proprietary rights.  Irrespective of the merits of such claims, the Company would be forced to incur significant costs and diversion of resources to defend those claims which could have a material adverse effect on our business, financial condition or results of operations. If any claims or actions are asserted against us, we may seek to obtain a license under a third party's intellectual property rights to settle the matter.  The Company cannot provide any assurances, however, that under such circumstances a license would be available on reasonable terms if at all.  If a license is not available to us in these circumstances, we may be precluded from exploiting the intellectual property, forcing us to cancel projects at a substantial expense and causing us to incur significant monetary damages.

The Company not being listed on a Securities Exchange may make it difficult for the Company to Obtain Future Financing .  The absence of the Company’s listing on a Securities Exchange may make it more difficult to obtain future equity financing because many investors are unwilling or unable to invest in companies not so listed.

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

Penny stock regulations may impose certain restrictions and limitations on the marketability of our securities . The Securities and Exchange Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our Common Stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our securities, may limit the number of broker-dealers willing to sell our securities, and may affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities.

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

The Company has a concentration of stock ownership and control, which may have the effect of delaying, preventing, or deterring a change of control. The Company’s Common Stock ownership is highly concentrated.  The current officers and directors of the Company, including Stan Lee, Gill Champion and Bick Le and their respective affiliates, beneficially own an aggregate of 50.8%, of the Company’s total outstanding common stock.  ( See Item 12. Security Ownership of Certain Beneficial Owners and Management)  As a result of the concentrated ownership of the Company’s stock, a relatively small number of shareholders, acting together, will be able to control all matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions.  This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company.  It may affect the market price of the Company’s Common Stock.

Our corporate charter eliminates personal liability of our directors, officers, employees and agents . As permitted by the Delaware General Corporation Law, our Certificate of Incorporation eliminates the personal liability of the directors, officers, employees and agents to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain circumstances.  Accordingly, except in such circumstances, stockholders will have limited rights to recover money damages from our directors, officers, employees and agents for breach of such duty.

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

Transfer Agent and Registrar

The transfer agent for the Common Stock is Broadridge Issuer Solutions, Inc., whose address is 44 W. Lancaster Ave., Ardmore PA 19003.

Item 6 – Selected Financial Data

This item is not required to be completed by smaller reporting companies.  Our consolidated financial statements appear elsewhere in this report in Item 8. – “Financial Statements and Supplementary Data .”

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of December 31, 2012. We have disclosed to our auditors and the Board of Directors the following material weakness of our internal controls which renders our disclosure controls and procedures ineffective:

•	Lack of sufficient accounting staff to segregate duties necessary for an adequate framework of internal control and reporting; and

•	Lack of independent Board of Directors.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company assessed the effectiveness of its internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, management has concluded that, as of December 31, 2012, our internal control over financial reporting was not effective.

Based on its evaluation, the Company's President and Chief Financial Officer identified a major deficiency that existed in the design or operation of its internal control over financial reporting that it considers to be a “material weakness”. The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The material weaknesses was first identified at the beginning of 2010 and remained unchanged through December 31, 2012 and is as follows:

•	Lack of segregation of duties due to the size of the accounting department as a result of the Company’s limited resources; and

•	Lack of independent Board of Directors.

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

Stan Lee -- Chairman of the Board, Director and Chief Creative Officer

Stan Lee has served as the Company’s Chairman of the Board and Chief Creative Officer since 2004. Prior to that, in 2001, Mr. Lee co-founded POW! Entertainment, LLC with Mr. Champion and the late Arthur Lieberman, which was acquired by the Company in 2004. Mr. Lee also has a non-exclusive, part-time employment agreement with Marvel Entertainment, LLC and serves as its Chairman Emeritus. Mr. Lee was the Chairman of the Board of Directors and Chief Creative Officer of Stan Lee Media, Inc. (“SLM”) from July 1999 until approximately January 2001.  SLM filed for bankruptcy protection in February 2001 and terminated operations in July 2001. Mr. Lee was employed on a full time basis by Marvel Comics or its predecessor entities for over 50 years.  Mr. Lee started in the comic book industry in 1940 when he started with Timely Comics which eventually became Marvel Comics. Stan Lee's co-creations include Spider-Man™ 1 , The Incredible Hulk™ 1 , X-Men™ 1 , The Fantastic Four™ 1 , Iron Man ™1 , Daredevil™ 1 , Silver Surfer™ 1 and Dr. Strange™ 1 .

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

ITEM 11.  Executive Compensation

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Grant $ (5)	Nonqualified Deferred Compensation Earnings ($)(1)	All other Compensation ($)		Total ($)
Stan Lee, Chairman of the Board,	2012	$300,000			$100,000			$400,000
Chief Creative Officer	2011	$300,000			$50,000			$350,000

Gill Champion, President, Chief	2012	$475,000				$21,305	(4)	$496,305
Executive Officer, Director	2011	$475,000				$73,076	(3)	$548,076

Bick Le, Chief Financial Officer	2012	$175,000		$62,322				$237,322
	2011	$141,667		$40,431				$182,098

(1)	Includes payments for compensation previously deferred during the period from 2001 through 2008. No interest was paid on any of the deferred compensation.

(2)	Included in this amount is $100,000 of deferred compensation pursuant to the employment contract referenced above.

(3)	Payment for accrued vacation for prior years but never taken.

(4)	Payments for monthly automobile expenses.

(5)	Restricted stock grants in June 2011 and June 2012.

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

Director Compensation .

None of the Company’s Directors is paid for serving on its Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners .

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

Name and Address of Owner	Amount and Nature of Beneficial Owner	Percentage (%) Of Class

Directors and Executive Officers
Stan Lee (1) (2)(3) 9440 Santa Monica Blvd, #620 Beverly Hills, CA 90210	33,353,273	24.9%

Gill Champion (1)(2)(9) 9440 Santa Monica Blvd, #620 Beverly Hills, CA 90210	24,739,998	18.6%

Bick Le (1) 9440 Santa Monica Blvd, #620 Beverly Hills, CA 90210	939,072	0.7%

Total shares owned by Executive Officers and Directors (5) (9)	59,032,343	44.1%

5% Shareholders
The POW! Entertainment Trust (6) 9440 Santa Monica Blvd, #620 Beverly Hills, CA 90210	8,796,353	6.6%

The Estate of Arthur Lieberman (4)(8) 9440 Santa Monica Blvd,#620 Beverly Hills, CA 90210	18,911,538	13.7%

Catalyst Investments, LLC(7) c/o The Walt Disney Company 500 South Buena Vista St Burbank, CA, 91521	13,172,153	9.9%

(1)	Executive Officer of the Company.

(2)	Director of the Company.

(3)	Includes 32,703,273 shares held by the Joan B. Lee Gift Trust that may be deemed to be beneficially owned by Stan Lee as trustee. Includes in shares deemed held by Stan Lee, and the total deemed outstanding for the purposes of calculating Stan Lee’s percentage, 650,000 shares which Stan Lee has the right to purchase at $0.40 per share pursuant to a warrant issued to him in connection with a Deferred Compensation Agreement dated March 15, 2010.

(4)	Includes in shares deemed held by Arthur Lieberman, and the total deemed outstanding for the purposes of calculating Arthur Lieberman’s percentage, 650,000 share which Arthur Lieberman has the right to purchase at $0.40 per share pursuant to a warrant issued to him in connection with a Deferred Compensation Agreement dated March 15, 2010.

(5)	Includes shares held by the Joan B. Lee Gift Trust that may be deemed to be beneficially owned by Stan Lee as trustee. Includes in shares deemed outstanding and for the purposes of calculating the percentage owned by all Executive Officers and Directors the shares that Stan Lee has the right to purchase pursuant to the Warrants described in footnote (3) above.

(6)	Shares held in trust by third party trustee, Paul G. Sessler.

(7)	Catalyst Investments, LLC is affiliated with The Walt Disney Company.

(8)	Arthur Lieberman was the late Chief Operating Officer and Chief Legal Officer. He passed away on May 1, 2012.

(9)	Includes shares held by his wife, Claudia Adelman, that may be deemed to be beneficially owned by Gill Champion. Gill Champion disclaims beneficial ownership of the shares owned by Claudia Adelman. Includes shares deemed outstanding and for the purposes of calculating the percentage owned by all Executive Officers and Directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions .

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

October 1, 2013	POW! Entertainment, Inc.

	By:	/s/ GILL CHAMPION
Gill Champion
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ GILL CHAMPION	President, Director, Chief Executive Officer	October 1, 2013
Gill Champion	(Principal Executive Officer)

/s/ STAN LEE	Chairman and Chief Creative Officer	October 1, 2013
Stan Lee

/s/ BICK LE	Chief Financial Officer	October 1, 2013
Bick Le	(Principal Financial Officer)

Exhibit No.	Exhibit Index	Method of Filing

3.1	Restated Certificate of Incorporation of POW! Entertainment, Inc., dated December 6, 2010	Incorporated by reference as Exhibit 3.1 to Form 10 filed December 10, 2010

3.2	By-Laws of POW! Entertainment Inc., as amended and restated effective June 11, 2012	Incorporated by reference as Exhibit 3.3 to Form 8-K filed June 14, 2012

4.1	Form of Warrant granted to the Stanley L. Compton, Trustee of the Compton Family Trust dated April 11, 1988	Incorporated by reference as Exhibit 4.1 to Form 10 filed December 10, 2010

4.2	Form of Warrant Agreement granting warrants to Arthur Lieberman and Stan Lee	Incorporated by reference as Exhibit 4.2 to Form 10 filed December 10, 2010

4.3	Amendment to Form of Warrant granted to The Stanley L. Compton, Trustee of the Compton Family Trust dated April 11, 1988	Incorporated by reference as Exhibit 4.3 to Form 10-K filed March 29, 2013.

10.1	Overall Agreement Dated as of March 20, 2006 Between Silver Creek Pictures, Inc. and POW! Entertainment, Inc. For Services of Stan Lee (“Silver Creek Agreement”)	Incorporated by reference as Exhibit 10.1 to Form 10 filed December 10, 2010

10.2	Amendment Letter to Silver Creek Agreement, dated March 20, 2006	Incorporated by reference as Exhibit 10.2 to Form 10 filed December 10, 2010

10.3	Amendment Letter to Silver Creek Agreement, dated September 12, 2006	Incorporated by reference as Exhibit 10.3 to Form 10 filed December 10, 2010

10.4	Amendment Letter to Silver Creek Agreement, dated March 13, 2007 (“Second Amendment”)	Incorporated by reference as Exhibit 10.4 to Form 10 filed December 10, 2010

10.5	Amendment Letter to Silver Creek Agreement, dated September 10, 2007 (“Third Amendment”)	Incorporated by reference as Exhibit 10.5 to Form 10 filed December 10, 2010

10.6	Amendment Letter to Silver Creek Agreement, dated May 2, 2008 (“Fourth Amendment”)	Incorporated by reference as Exhibit 10.6 to Form 10 filed December 10, 2010

10.7	Amendment Letter to Silver Creek Agreement, dated December 18, 2009 (“Fifth Amendment”)	Incorporated by reference as Exhibit 10.7 to Form 10 filed December 10, 2010

10.8	Stock Purchase Agreement, dated December 31, 2009 by and between POW! Entertainment, Inc. and Catalyst Investments, LLC	Incorporated by reference as Exhibit 10.8 to Form 10 filed December 10, 2010

10.09	Letter Agreement between Catalyst and the Company dated December 31, 2009	Incorporated by reference as Exhibit 10.09 to Form 10 filed December 10, 2010

10.10	Employment Agreement-Stan Lee, dated as of January 1, 2010 between POW! Entertainment, Inc. and Stan Lee	Incorporated by reference as Exhibit 10.10 to Form 10 filed December 10, 2010

10.11	Employment Agreement-Champion, dated as of January 1, 2010 between POW! Entertainment, Inc. and Gill Champion	Incorporated by reference as Exhibit 10.11 to Form 10 filed December 10, 201

10.12	Employment Agreement-Lieberman, dated as of January 1, 2010 between POW! Entertainment, Inc. and Arthur Lieberman	Incorporated by reference as Exhibit 10.12 to Form 10 filed December 10, 2010

10.13	Amended and Restated Deferred Compensation Payment Agreement dated as of November 22, 2010 by and among POW! Entertainment, Inc., Stan Lee and Arthur Lieberman	Incorporated by reference as Exhibit 10.13 to Form 10 filed December 10, 2010

10.14	Agreement, dated as of June 8, 2005 between Stanley L. Compton and POW! Entertainment, Inc.	Incorporated by reference as Exhibit 10.14 to Form 10 filed December 10, 2010

10.15	Agreement, dated as of September 9, 2010 between Cooper Global Communications and POW! Entertainment, Inc.	Incorporated by reference as Exhibit 10.15 to Form 10-K filed March 28, 2011

10.16	Amendment to Employment Agreements-Stan Lee, Dated December 1, 2011 and referred to in Exhibit 10.10	Incorporated by reference as Exhibit 10.16 to Form 10-K Filed March 23, 2012

10.17	Agreement, dated June 1, 2011 between POW! Entertainment and Bick Le	Incorporated by reference as Exhibit 10.17 to Form 10-Q filed August 4, 2011

10.18	Amendment to Employment Agreements-Gill Champion, dated December 1, 2011 and referred to in Exhibit 10.11	Incorporated by reference as Exhibit 10.18 to Form 10-K filed March 23, 2012

10.19	Amendment to Employment Agreements-Arthur Lieberman, dated December 1, 2011 and referred to in Exhibit 10.12	Incorporated by reference as Exhibit 10.19 to Form 10-K filed March 23, 2012

10.20	Indemnity Agreements dated December 2004	Incorporated by reference as Exhibit 10.20 to Form 10-K filed March 23, 2012

10.21	Agreement, dated June 11, 2012 between POW! Entertainment and Bick Le	Incorporated by reference as Exhibit 10.21 to Form 10-Q filed August 14, 2012

21	Subsidiaries of Registrant	Incorporated by reference as Exhibit 21 to Form 10 filed December 10, 2010

Exhibit No.	Exhibit Index	Method of Filing
31.1	Certification by Chief Executive Officer	Filed herewith
31.2	Certification by Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification by Principal Executive Officer	Filed herewith
32.2	Section 1350 Certification by Principal Financial Officer	Filed herewith

