Form 10-Q
period 2013-09-30
POW! ENTERTAINMENT, INC.
filed 2013-11-14
CIK 1505892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013.

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

The number of common shares outstanding on October 31, 2013 was 132,357,356.

POW! ENTERTAINMENT, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		Page
PART I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2013 (Unaudited) and December 31, 2012 (Audited)	3

	Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2013 and 2012.	4

	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2013 and 2012.	5

	Notes to Consolidated Unaudited Financial Statements	6 – 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 – 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	16

PART II.	Other Information

Item 1.	Legal Proceedings	16-17

Item 1A.	Risk Factors	17

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 6.	Exhibits	17

Signatures		18

PART I.      ITEM 1. FINANCIAL STATEMENTS

POW! ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$148,267	$251,431
Letter of credit	32,544	32,544
Marketable securities	234,597	540,813
Accounts receivable, net of allowance for doubtful accounts of $0	122,854	27,699
Other receivables and other current assets	182,065	2,047
Prepaid expenses	25,600	18,839
TOTAL CURRENT ASSETS	745,927	873,373
Property and Equipment, net	34,871	39,384
INTANGIBLE AND OTHER ASSETS
Trademarks, net	19,254	18,204
Investment in SL Power Concerts	-	50,000
Development Fees	35,000	35,000
TOTAL ASSETS	$835,052	$1,015,961

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$301,642	$241,413
Advances payable	3,509,167	3,096,667
Deferred compensation-current	275,000	300,000
Deferred Rent	38,494	44,908
Derivatives Liability	9,495	31,032
TOTAL CURRENT LIABILITIES	4,133,798	3,714,020

Deferred compensation-long term	1,477,917	1,627,917
COMMITMENT AND CONTINGENCIES, note 9
SHAREHOLDERS' DEFICIT
Common shares, $0.001 par value.
199,000,000 common shares authorized, 1,000,000 preferred shares authorized 132,357,356 and 133,107,356 respectively, common shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	132,358	133,108
Additional paid in capital	9,613,466	9,584,726
Accumulated deficit	(14,525,441)	(14,047,980)
Accumulated other comprehensive income	2,954	4,170
TOTAL SHAREHOLDERS' DEFICIT	(4,776,663)	(4,325,976)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$835,052	$1,015,961

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

REVENUES	$617,105	$510,550	$1,606,480	$1,536,617

OPERATING COSTS AND EXPENSES
Wages and benefits	391,612	367,396	1,203,510	1,217,150
Commission	31,639	31,271	94,139	94,593
Stock-based compensation	9,330	9,330	27,991	52,991
Professional fees	100,914	49,255	270,704	426,567
Promotional and marketing	11,062	28,228	55,549	59,172
Rent and office	30,067	30,030	88,260	108,558
Other general and administration	62,732	78,853	197,408	224,160
TOTAL OPERATING COSTS AND EXPENSES	637,356	594,363	1,937,561	2,183,191

LOSS FROM OPERATIONS	(20,251)	(83,813)	(331,081)	(646,574)

OTHER INCOME AND (EXPENSES)
Interest and dividend income, net	2,772	6,132	10,051	19,072
Loss from investment in SL Power Concerts	(55,609)	-	(167,268)	-
Write-off Subscription Receivable	-	-	-	(533,408)
Gain on change of derivative value	4,375	-	21,537	12,366

LOSS BEFORE TAXES	(68,713)	(77,681)	(466,761)	(1,148,544)

Income taxes	-	-	(10,700)	(10,800)

NET LOSS	$(68,713)	$(77,681)	$(477,461)	$(1,159,344)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding, basic and diluted	132,357,356	133,107,356	132,524,023	132,829,578

Condensed Statements of Comprehensive Income
Net Loss	$(68,713)	$(77,681)	$(477,461)	$(1,159,344)
Other comprehensive Income (Loss)
Unrealized gain (loss) on marketable securities	110	25,870	(1,216)	48,218
Comprehensive Loss	$(68,603)	$(51,811)	$(478,677)	$(1,111,126)

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30, 2013	September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(477,461)	$(1,159,344)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,874	1,439
Loss on disposal of fixed assets	-	564
(Gain) loss on sale of marketable securities	(2,436)	10,681
Write-off subscription receivables	-	533,408
Stock based compensation	27,991	52,991
Loss on investment in SL Power Concerts	50,000	-
Changes in valuation of derivatives liability	(21,537)	(12,366)
Deferred Rent	(6,414)	(4,217)
Change in assets and liabilities:
Accounts receivable	(95,155)	65,625
Prepaid expenses	(6,761)	(4,124)
Deposits	-	2,192
Other receivable	(180,018)	(250)
Accounts payable and accrued expenses	60,228	46,622
Advances payable	412,500	412,500
Deferred compensation	(175,000)	(150,000)
NET CASH USED IN OPERATING ACTIVITIES	(404,189)	(204,279)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks	(1,050)	(775)
Purchase of property and equipment	(5,361)	(3,488)
Purchase of marketable securities	(10,911)	(19,931)
Sale of marketable securities	318,347	197,002

NET CASH PROVIDED BY INVESTING ACTIVITIES	301,025	172,808

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions receivable	-	8,455
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	8,455

NET DECREASE IN CASH	(103,164)	(23,016)
Cash and cash equivalents at beginning of the period	251,431	340,305
Cash and cash equivalents at end of the period	$148,267	$317,289

Supplemental disclosures of cash flow information:
Income taxes paid in cash	$10,700	$10,800

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

Business Activity and Organization—The Company is a Delaware corporation, incorporated on August 17, 1998. POW! Entertainment, Inc. ("POW", "Company", “we”) has the following subsidiaries: POW! Entertainment, LLC (the operating company), QED Productions, LLC, PFD, LLC, SL Power Concerts, LLC (50% equity interest) and an inactive Delaware corporation: Pharmelle, Inc.

We have prepared the Company’s accompanying consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended, or the Exchange Act and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three and nine months ended September 30, 2013 and 2012 are not indicative of the results that may be expected for the fiscal year ending December 31, 2013. You should read these unaudited consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our annual report on Form 10-K/A for the year ended December 31, 2012.

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

The Company recorded  $412,500 for the nine months ended  September 30, 2013 and 2012, respectively, as advances payable pursuant to the contractual clause in which the advances are recoupable by Silver Creek solely from any fixed and contingent compensation related to future developments, including box office bonuses and merchandising royalties. The Company has not met the performance measurement of the revenue and accordingly has not recorded the payments as revenue. In addition, any properties that Silver Creek rejects or accepts and subsequently abandons may be offered by the Company elsewhere subject to participation by Silver Creek.  Depending on the nature of the project so offered to a third party and the time when such project was originally offered to Silver Creek, Silver Creek is entitled to receive up to $100,000 per project, and the assignment of 50% or 25% of the Company’s compensation from the third-party producer.

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

We have identified the first tier of estimates and assumptions as significant areas of estimation and assumptions to be the valuation of derivatives liabilities from the utilization of the Black-Scholes Pricing Model, which has inherent volatility that may greatly differ from the actual results. The second tier of estimation consists of stock-based compensation, the allowance for doubtful accounts and the net deferred income tax asset valuation allowance. While we deem the latter estimates to be significant, their infrequent occurrence in our operations are considered secondary compared to the first tier.

Concentration of Credit Risk—The Company maintains cash at financial institutions which may, at times, exceed insured limits.

Cash, Cash Equivalents and Marketable Securities—Cash, cash equivalents and marketable securities include cash, certificates of deposit, mutual funds and liquid investments with original maturities of three months or less. Marketable securities consist of securities classified as available for sale.

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

Other Receivables and Other Current Assets—Other receivables and other current assets are receivables from third parties deemed collectible.

Property and Equipment—Property and equipment are stated at cost.  Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets over five years. Depreciation expense recorded for the three months ended September 30, 2013 and 2012 were $3,403 and $536, respectively.  Depreciation expense recorded for the nine months ended September 30, 2013 and 2012 were $9,874 and $1,439 respectively.

Investment in SL Power Concerts—The Company formed a joint venture with a third party for 50% equity ownership with an investment of $50,000 and accounted for under the equity method.  Loss on investment in the joint venture totaled $55,609 and $167,268 for the three and nine months ended September 30, 2013, respectively. The loss includes a write-down of the initial equity investment of $50,000.

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

The following table summarizes fair value measurements by level at September 30, 2013 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash	$148,267			$148,267
Letter of credit	$32,544			$32,544
Marketable securities	$234,597			$234,597
Derivatives liability			$9,495	$9,495

The table below sets forth a summary of changes in fair value of the Company’s Level III liabilities for the nine months ended September 30, 2013.

Balance as of December 31, 2012	$31,032
Change in Value	(21,537)
Balance as of September 30, 2013	$9,495

The Company’s management believes the carrying amounts of accounts receivable, accounts payable and accrued expense approximate fair value due to their short maturity.

Valuation of Derivative Instruments—ASC 815-40 (formerly SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”)  requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”) to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At September 30, 2013, the Company adjusted its derivative liability to its fair value, and reflected the decrease of $21,537, which represents the gain on change in derivative.

Marketable Securities— The following tables show the Company’s securities classified as available for sale with adjusted cost, unrealized gains (loss), and fair value by investment category recorded as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Adjusted Cost	Unrealized Gain (Loss)	Aggregate Fair Value	Securities Available for Sale

Mutual Funds	$231,668	$2,929	$234,597	$234,597

	December 31, 2012
	Adjusted Cost	Unrealized Gain (Loss)	Aggregate Fair Value	Securities Available for Sale

Mutual Funds	$536,679	$4,134	$540,813	$540,813

Gain on Sale of Marketable Securities—The Company sold securities classified as available for sale with adjusted cost basis of $315,911 for net proceeds of $318,347 with gain on sale totaling $2,436 during the nine months ended September 30, 2013.

Other Comprehensive Income—The Company’s other comprehensive income consists of unrealized gains (losses) on securities classified as available for sale that are recorded as an element of shareholders’ equity but are excluded from net income.

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

Earnings Per Share—Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common share equivalents had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. For the three and nine months ended September 30, 2013 and 2012, the diluted earnings per share are the same as basic earnings per share as the 1,650,000 warrants outstanding would have an anti-dilutive effect.

Concentrations—The Company has two major customers that individually exceeded 10% of total revenue and accounted for 98.7% of total revenue for the three months ended September 30, 2013. The Company has one major customer that individually exceeded 10% of total revenue and accounted for 95.5% of total revenue for the three months ended September 30, 2012.

The Company has one major customer that individually exceeded 10% of total revenue and accounted for 91.0% and 95.2% of total revenue for the nine months ended September 30, 2013 and 2012, respectively.

One customer who is a major customer accounted for 99.2% of total accounts receivable as of September 30, 2013.

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

4.   Deferred Compensation

Deferred compensation consists of accrued for unpaid salaries of executives, which will be paid as the Company increases its cash, over time, or by obtaining additional financing.  The balance at September 30, 2013 reflects payments made during the nine months in the amount of $175,000.

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

From time to time, Stan Lee has appeared and will continue to appear at certain events or projects for which both he and the Company receive payments. There were no payments to Mr. Lee during the nine months ended September 30, 2013 and 2012.

During the nine months ended September 30, 2013, the Company paid $297,536 of costs on behalf of SL Power Concerts (“SLPC”). At September 30, 2013, $50,000 of the amount funded is due to be reimbursed from SLPC and $130,268 is due from the other equity owner of SLPC. The total due to be reimbursed is $180,268 and is included in other receivables and other current assets at September 30, 2013. During the nine months ended September 30, 2013, the Company wrote off $117,268 of amounts due from SLPC in addition to the Company’s initial investment in SLPC of $50,000.

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

The Company adopted the guidance provided by ASC 718 to measure and to record the expense over the requisite service period for the entire award.  Stock-based compensation recognized by the Company for the nine months ended September 30, 2013 and 2012 amounted to $27,991 and $52,991 respectively. Stock-based compensation recognized by the Company for the three months ended September 30, 2013 and 2012 amounted to $9,330 respectively.

Non-Vested Shares	Shares
Non-vested shares at 12/31/12	219,536
Granted	-
Vested	-
Non-vested shares at 09/30/13	219,536

7.     Share-based Compensation

On March 15, 2010, the Company granted warrants to purchase a total of 1,300,000 shares of common stock to two of its executives, 650,000 shares each. The warrants vested immediately and are exercisable for five years from the date of issuance, at a strike price of $0.40 per share. The warrants were issued in conjunction with Deferred Compensation Agreements entered into which limits payment of the outstanding deferred compensation to the two executives. These warrants have an anti-dilution clause, whereby the exercise price can be adjusted downward in the event equity is raised at a price lower than $0.40 per share. The outstanding number of warrants at September 30, 2013 was 1,300,000 shares.

8.	Warrants and Options for Non-Employees

On December 2, 2010, the Company issued warrants to purchase 350,000 shares of common stock at $0.1905 per share in lieu of the remaining balance of an accrued commission of $125,000 to a consultant. The contract has an anti-dilutive clause, vests immediately and originally was scheduled to expire in 2012 and was later extended to expire in December 2017. Accordingly, the Company uses the guidance in ASC 815-40-15 to scope and measure the warrants for non-employees as a derivative liability.

A gain on change in derivative liability was recorded to reflect a decrease of $21,537 and $12,366 for the nine months ended September, 2013 and 2012, respectively. A gain on change in derivative liability was recorded to reflect a decrease of $4,375 and $0 for the three months ended September, 2013 and 2012, respectively.

The fair value of stock warrants and options at the date of grant and derivative liability were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Nine Months Ended September 30,
	2013	2012
Risk-free interest rate	1.40%	0.31%
Expected life	4.25 years	5 years
Expected Volatility	191.88%	191.14%
Dividend yield	0.00%	0.00%

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS
Some of the statements in the Form 10-Q are forward-looking statements about what may happen in the future. Forward-looking statements include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans. The forward-looking statements in the Form 10-Q are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You should review carefully all information, including the discussion of risk factors under “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K/A for the year ended December 31, 2012. Any forward-looking statements in the Form 10-Q are made only as of the date hereof and, except as may be required by law, we do not have any obligation to publicly update any forward-looking statements contained in this Form 10-Q to reflect subsequent events or circumstances.

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

We have identified the first tier of estimates and assumptions as significant areas of estimation and assumptions to be the valuation of derivatives liabilities from the utilization of the Black-Scholes Pricing Model, which has inherent volatility that may greatly differ from the actual results. The second tier of estimation consists of stock-based compensation, the allowance for doubtful accounts and the net deferred income tax asset valuation allowance. While we deem the latter estimates to be significant, their infrequent occurrence in our operations are considered secondary compared to the first tier.

Results of Operations

We believe that, due to the complex nature and long term cycle of our business operations, period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance. However, it is still important that you review the audited financial statements filed on the Form 10-K/A for the year ended December 31, 2012 and the related notes in addition to thoroughly reading our current plan of operations.

For Three Months Ended September 30, 2013 and 2012

The Company’s revenues for the three months ended September 30, 2013 increased by $106,555 or 20.9% compared to the three months ended September 30, 2012.

For the three months ended September 30, 2013, loss from operations was $20,251 compared to loss from operations of $83,813 for the three months ended September 30, 2012.

For the three months ended September 30, 2013, other income and expenses includes a loss of $55,609 in investment in SL Power Concerts to reflect an operating loss incurred by the investment.

Total operating costs and expenses for the three months ended September 30, 2013 increased by $42,993 compared to the three months ended September 30, 2012. The increase in total general and administrative expenses was primarily attributable to and was also offset by the following:

•      Wages and benefits increased by $24,216 primarily from uptick in health insurance plans costs during the third quarter of 2013;

•      Decrease in other general and administrative by $16,121 with reduced travel expenses in the current year.

•      Promotional and marketing decreased by $17,166 mainly from prior year public relations spending, and;

•      Professional expenses increased by $51,659 in legal expenses for review of various matters.

For Nine Months Ended September 30, 2013 and 2012

The Company’s revenues for the nine months ended September 30, 2013 increased by $69,863 or 4.5% compared to the nine months ended September 30, 2012.

For the nine months ended September 30, 2013, loss from operations was $331,081 compared to an operating loss of $646,574 for the nine months ended September 30, 2012.

For the nine months ended September 30, 2013, other income and expenses includes a loss of $167,268 in investment in SL Power Concerts to reflect a write-down for operating loss incurred by the investment. Prior year other income and expenses includes a write-off of subscription receivable of $533,408.

Total operating costs and expenses for the nine months ended September 30, 2013 decreased by $245,630 compared to the nine months ended September 30, 2012. The decrease in total general and administrative expenses was primarily attributable to the following:

•      Professional expenses decreased by $155,863 in legal expenses related to indemnification payments and resolutions of certain legal disputes in 2012;

•      Wages and benefits decreased by $13,640 due to reduced contract labor and lower health benefits costs during the first five months in 2013;

•      Stock-based compensation decreased by $25,000 since there were no restricted stock grant to employees in 2013;

•      Decrease in other general and administrative by $26,752 with reduced travel expenses in the current year; and

•      Rent decreased by $20,298 due to the expiration of the corporate apartment lease during 2012.

Liquidity and Capital Resources

Our current liquidity and capital resources are provided principally through our current agreement with Silver Creek Pictures. We have a deficiency in working capital of $3,387,871 and $2,840,647 as of September 30, 2013 and December 31, 2012, respectively. That deficiency results from the classification as current liabilities of cumulative advances received from Silver Creek which were $3,509,167 and $3,096,667, as of September 30, 2013 and December 31, 2012 respectively. These amounts are recoupable by Silver Creek solely from any fixed and contingent compensation related to future developments, including box office bonuses and merchandising royalties.

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

Deferred compensation to executives totaled $1,752,917 and $1,927,917 as of September 30, 2013 and December 31, 2012, respectively. The Company has reclassified part of deferred compensation as long-term liabilities because the executives agreed in 2012 to limit the amount of deferred compensation they were entitled to receive within a year. For the nine months ended September 30, 2013, the Company paid down deferred compensation totaling $175,000.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

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

ITEM 1A—RISK FACTORS

There were no material changes from the risk factors set forth in the “Risk Factors” section of our Form 10-K/A for the year ended December 31, 2012.

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

POW! Entertainment, Inc.

November 14, 2013	By:	/s/ GILL CHAMPION
Gill Champion
President and Chief Executive Officer
Principal Executive Officer

November 14, 2013	By:	/s/ BICK LE
Bick Le
Chief Financial and Operating Officer
Principal Financial Officer

