Form 10-K
period 2013-12-31
POW! ENTERTAINMENT, INC.
filed 2014-03-28
CIK 1505892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐       No ☒

As of June 30, 2013 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (computed by reference to the closing price of $0.04 per share as of the last business day of the most recently completed second fiscal quarter) was $2,558,365.

 Number of common shares outstanding at December 31, 2013 was 132,357,356.

POW! Entertainment, Inc.

2013 Form 10-K Annual Report

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

The Company’s executive offices are at 9440 Santa Monica Boulevard, #620, Beverly Hills, California 90210. The Company’s phone number is 310-275-9933.

General

Overview

The Company is a multimedia production and licensing company that creates and licenses animated and live-action fantasy and superhero entertainment content and merchandise, leveraging the creative output and branded image of Stan Lee.  Prior to his association with the Company, Mr. Lee’s co-creations include Spider-Man™ 1 , The Incredible Hulk ™ 1 , X-Men™ 1 , The Fantastic Four™ 1 , Iron Man ™ 1 , Daredevil ™ 1 , Silver Surfer ™ 1 and Dr. Strange ™ 1 as well as hundreds of others.   The Company does not receive any revenue in the form of royalties or otherwise from the foregoing creations. The Company develops Stan Lee originally created projects for traditional entertainment media such as feature length films in both live action and animation, DVD, live entertainment, television programming, merchandising and new media such as on-line digital content and video games. All of the Company’s intellectual properties, which may include characters and stories, are vertically integrated in that each property is developed into as many products as possible, to create a branded franchise to accelerate global identity from the synergy created across various media.

1 These are the registered trademarks and characters of Marvel Characters, Inc.

The Company’s revenue for the year ended December 31, 2013 and 2012 was and $2,380,951 and $2,064,784, respectively.  The Company had a net loss for the years ended December 31, 2013 and 2012 of $392,689 and $1,847,806, respectively. The net loss for the year ended December 31, 2012 included the write off of $994,041 relating to amounts previously recorded as subscriptions receivable.

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

Projects in Development

The Company begins with story ideas from Stan Lee and presents the ideas to Disney pursuant to the “first look” contract (See Transactions with Affiliates of The Walt Disney Company) , then third parties (such as writers, directors, producers or studios) to develop the project at the third party’s expense. The Company considers a project to be “in development” once we have packaged the project and handed the project off to a third party. At that point, the project has left the control of the Company and is in the purview of the third party. Since the Company does not control the process once it is in the hands of others it is unable to indicate with much, if any, certainty when that project will be produced or the cost that such other party may incur to produce it.  The numbers of projects in development tend to vary at any given point in time, but they are in the 15-20 projects range. A majority of projects “in development” are never produced, or are produced only after lengthy delays.

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

Competitive Advantages and Challenges

Our competitive advantage in the entertainment industry is Stan Lee’s ability to create new intellectual properties and the Company’s ability to promote projects with global appeal to both production third parties and consumers.  As a recognized figure in the comic book industry, Stan Lee created or co-created franchises for Marvel Comics that has sold millions of comic books.  In addition, these franchises have enjoyed decades of derivative exposure in the form of merchandising, licensing, animated and live action television, and motion pictures.  The Company now owns the Stan Lee name and brand, signature slogans, and the new properties developed and being developed by Stan Lee for the Company.

Additional advantages lie in the production, distribution, and licensing partners that the Company has and continues to engage, the Hollywood talent that wants to collaborate with Stan Lee in creating animated and live action properties, and Stan Lee’s ability to attract well-known writers and artists to assist in the development of his original creations. As noted above, the Company believes that its ability to operate by partnering with major production, distribution, development and licensing companies for revenue participation is also a major advantage.

The competitive challenges lay in the inherent nature of the entertainment industry with many intellectual companies vying for the limited opportunities of financial production to eventual distribution to the public consumer. We reside within the inherent limitations of the industry.

See “Risk Factors – Developing projects into commercially successful programs may be difficult”

Employees

The Company had 13 employees as of March 5, 2014.  We may engage independent consultants in the future as needed to assist in the execution of our strategy.

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

Going Concern. The Silver Creek Agreement as described above in Transactions with Affiliates of the Walt Disney Company expires in December 2014. There is no assurance that the agreement will be extended or if extended what the terms of such extension would provide. The Company has sustained recurring losses in prior years. The current combined cash and marketable securities will sustain operations for only a short period of time. With the absence of revenue streams from the Silver Creek Agreement, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Stan Lee’s creative output is important to our business plan. Although the Company has an inventory of Stan Lee’s treatments and holds the rights and title to the Stan Lee brand by assignment from Stan Lee, the Company’s success is still based on the future creative output and marketing presence of Stan Lee, who is 91 years old. The Company has a number of projects based on Stan Lee’s creations in development at present and its goal is to develop a sufficient number of these projects in order to produce an ongoing revenue stream well after the time that Stan Lee remains active to alleviate this risk. The Company also intends to hire a number of writers to supplement and complement Stan Lee’s output. However, no assurances can be given that these plans will be successful. Additionally, the Silver Creek Agreement (see Working with Established Partners above), provides that the Company’s annual payment from Silver Creek will be reduced from $2,500,000 to $1,250,000 per year upon Stan Lee‘s disability.

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

Risks Relating to Our Securities.

The Company’s Securities are quoted on the OTCQB which leads to lack of liquidity, volatility and other problems.   The Company's Common Stock is quoted on the OTCQB under the symbol POWN.  The quoted price of the Company’s Common Stock has ranged from approximately $0.02 to $0.09 during the year daily volume has ranged from 100 shares to approximately 600,000 shares.  No assurance can be given that an active trading market in the Company's securities will be sustained. Factors such as the Company's operating results, changes in financial estimates, laws, rules or regulations, and general market conditions may have a significant impact on the market price of the Company's securities. The market price for the securities of public companies often experience wide fluctuations, which are not necessarily related to the operating performance of such public companies.  For companies traded in the OTCQB, it is more difficult to obtain accurate quotes and obtain coverage for significant news events to promote and gain exposure for companies. This may cause difficulty in conducting trades.

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

The Company has a concentration of stock ownership and control, which may have the effect of delaying, preventing, or deterring a change of control. The Company’s Common Stock ownership is highly concentrated.  The current officers and directors of the Company, including Stan Lee, Gill Champion and Bick Le and their respective affiliates, beneficially own an aggregate of 50.9%, of the Company’s total outstanding common stock.  (See Item 12. Security Ownership of Certain Beneficial Owners and Management)  As a result of the concentrated ownership of the Company’s stock, a relatively small number of shareholders, acting together, will be able to control all matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions.  This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company.  It may affect the market price of the Company’s Common Stock.

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

Item 1B—Unresolved Staff Comments

None

Item 2 – Property

We lease 2,034 square feet of office space for our corporate office located at 9440 Santa Monica Boulevard, Beverly Hills, California pursuant to a lease which expires on June 30, 2016.  The minimum future rents totals approximately $106,000 per annum.

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

SLM filed for bankruptcy protection in February 2001 and ceased operations during July 2001. SLM does not have any working relationship, association or dealings with the Company, other than the Company having acquired the right to distribute some of SLM’s intellectual property, subject to an agreement to pay SLM a royalty out of any revenues received from such intellectual property.  This SLM intellectual property has only produced approximately $2,000 of revenues from December 2001 to December 2010 and the Company does not consider it material to its Company’s business.  No revenues have been earned in the years ended December 2011 to 2013. SLM’s bankruptcy petition was eventually dismissed as a result of SLM’s failure to pay required court fees and its corporate charter was revoked by its state of incorporation, Colorado, for failure to pay franchise taxes.

On July 9, 2007, SLM filed a lawsuit in the United States District Court for the Central District of California against Stan Lee, QED and the Company entitled Stan Lee Media, Inc. v. Lee, et al. (the “SLM Suit”).   In this suit, SLM sought declaratory relief and asserted claims for misappropriation of corporate opportunity, breach of contract, civil conspiracy, an accounting for profit, violation of the Lanham Act, copyright infringement, cyber squatting, and unfair business practices naming various defendants, including the Company.  Specifically, SLM petitioned the court for an order declaring that SLM is the rightful owner of certain intellectual property and, as such, is the only entity that can use and benefit from such property. In January 2011, the U.S. District Court for the Central District of California directed that SLM file a Consolidated Complaint in that Court, consolidating all the litigation pending in that Court. In February 2011, SLM filed its Consolidated Complaint seeking substantially the same relief sought in the initial complaint previously filed and dismissed in New York. In March 2011, the Company filed a motion to dismiss the newest complaint on the grounds that the claims are barred by res judicata and statutes of limitation, among other grounds, based in part on the prior New York Federal Court decision. On August 23, 2012, Judge Wilson dismissed the case. SLM has filed an appeal.

Item 4 – [Removed and Reserved]

PART II

Item 5.  Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

Our shares of Common Stock are quoted in the OTCQB under the trading symbol “POWN”.

The following table sets forth the high and low bid price for our Common Stock during 2013 and 2012. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
2012
Quarter Ended March 31, 2012	$0.15	$0.08
Quarter Ended June 30, 2012	$0.09	$0.04
Quarter Ended September 30, 2012	$0.06	$0.04
Quarter Ended December 31, 2012	$0.11	$0.03
2013
Quarter Ended March 31, 2013	$0.09	$0.04
Quarter Ended June 30, 2013	$0.05	$0.04
Quarter Ended September 30, 2013	$0.05	$0.03
Quarter Ended December 31, 2013	$0.04	$0.02

On March 5, 2014 the closing sale price of our common stock was $0.03.

Holders

As of March 5, 2014 there were 49 registered holders of our Common Stock.  We believe that there are also a significant number of beneficial owners of our common stock whose shares are held in “street name.”

Dividend Policy

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future.  Our Board of Directors will determine our future dividend policy on the basis of many facts, including results of operations, capital requirements, and general business conditions.

Transfer Agent and Registrar

The transfer agent for the Common Stock is Broadridge Issuer Solutions, Inc., whose address is 44 W. Lancaster Ave., Ardmore, PA 19003.

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

During fiscal year 2014 and 2015, the Company plans to focus on

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

The Company relies on the Silver Creek Agreement for revenues to support the majority of our operations. The Silver Creek Agreement expires in December 2014. There is no assurance that the agreement will be extended or if extended what the terms of such extension would provide. The Company has sustained recurring losses in prior years. The combined cash and marketable securities of approximately $500,000 will sustain operations for only a short period of time. With the absence of revenue streams from the Silver Creek Agreement, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently exploring various other sources of revenues, but there can be no assurances that we will be successful in finding other revenue streams sufficient to support our operational requirements and we may need to scale back operations, defer executive salaries and reduce staff members.

Research and Development

The Company is the process of completing a number of concepts that could be produced.  The costs of production of these concepts are currently borne by other parties and not by the Company. The Company incurred development fees $35,000 to contracted writers for various scripts developments during previous years. We will evaluate these projects in future to assess possible write-offs.

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

For Years Ended December 31, 2013 and 2012

The Company’s revenues for the year ended December 31, 2013 were $2,380,951 compared to $2,064,784 for the year ended December 31, 2012.  The increase reflects revenues earned from a comic-book convention as well as profits from the digital channel.

For the year ended December 31, 2013, net loss totaled $392,689 compared to net loss of $1,847,806 for the year ended December 31, 2012. During 2013, the amount of $217,268 of the net loss reflected a write-off for our investment in SL Power Concerts. The net loss for the year ended December 31, 2012 included the write off of $994,041 relating to amounts previously recorded as subscriptions receivable and allowance for other receivable of $66,668.

General and administrative expenses decreased by $315,020 or 10.9% for the year ended December 31, 2013 compared to the year ended December 31, 2012. The decrease was attributable to the following:

•	Decrease in Professional fees by $218,234 in legal expenses due primarily to legal fees related to various litigation support during 2012;
•	Decrease in stock-based compensation by $25,001 attributable to stock grants awarded to an employee for the year ended December 31, 2012;
•	Rent decrease of $20,919 due to the expiration of the corporate apartment lease;
•	Decrease in promotional fees of $10,644 due to reduced spending for public relations and investor relations compared to 2012; and
•	Decrease in other general and administration expenses by $54,908 due to reduced travel and expenses in 2013.

Liquidity and Capital Resources

Our current liquidity and capital resources are provided principally through our current agreement with Silver Creek Pictures. We have a deficiency in working capital of $3,337,605 and $2,840,647 as of December 31, 2013 and 2012, respectively. A reduction in working capital at December 31, 2013 from December 31, 2012 is partly due to a decrease in deferred compensation offset by increases in advances payable from Silver Creek. As of December 31, 2013 and 2012 cumulative advances received from Silver Creek were $3,646,667and $3,096,667, respectively. These amounts are recoupable by Silver Creek solely from any fixed and contingent compensation related to future developments, including box office bonuses and merchandising royalties.

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

The Silver Creek Agreement expires in December 2014. There is no assurance that the agreement will be extended or if extended what the terms of such extension would provide. The Company has sustained recurring losses in prior years. The combined cash and marketable securities of approximately $500,000 will sustain operations for only a short period of time. With the absence of revenue streams from the Silver Creek Agreement, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Deferred compensations to executives totaled $1,627,917 and $1,927,917 as of December 31, 2013 and 2012, respectively. During 2013, the Company paid down deferred compensation totaling $300,000.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

POW! Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of POW! Entertainment, Inc. (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, shareholders’ deficit, and cash flows for the years then ended. POW! Entertainment, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of POW! Entertainment, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring net losses. The Company has been reliant on the annual cash flows from its contract with Silver Creek Pictures, which expires in December 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose, Snyder & Jacobs LLP

Encino, California

March 28, 2014

POW! ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND DECEMBER 31, 2012

(AUDITED)

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$245,585	$251,431
Letter of credit	32,544	32,544
Marketable securities	238,619	540,813
Accounts receivable, net of allowance for doubtful accounts of $0	131,736	27,699
Other receivables	132,065	2,047
Prepaid expenses	14,980	18,839
TOTAL CURRENT ASSETS	795,529	873,373
Property and Equipment, net	31,399	39,384
INTANGIBLE AND OTHER ASSETS
Trademarks, net	18,296	18,204
Investment in SL Power Concerts	-	50,000
Development Fees	35,000	35,000
TOTAL ASSETS	$880,224	$1,015,961

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$240,697	$241,413
Advances payable	3,646,667	3,096,667
Deferred compensation-current	200,000	300,000
Deferred Rent	36,275	44,908
Derivatives Liability	9,495	31,032
TOTAL CURRENT LIABILITIES	4,133,134	3,714,020

Deferred compensation-long term	1,427,917	1,627,917
COMMITMENT AND CONTINGENCIES, note 9
SHAREHOLDERS' DEFICIT
Common shares, $0.001 par value.
199,000,000 common shares authorized, 1,000,000 preferred shares authorized
132,357,356 and 133,107,356, respectively, common shares issued and outstanding
at December 31, 2013 and 2012, respectively	132,358	133,108
Additional paid in capital	9,622,797	9,584,726
Accumulated deficit	(14,440,669)	(14,047,980)
Accumulated other comprehensive income	4,687	4,170
TOTAL SHAREHOLDERS' DEFICIT	(4,680,827)	(4,325,976)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$880,224	$1,015,961

See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2013 AND 2012

(AUDITED)

	DECEMBER 31,
	2013	2012

REVENUES	$2,380,951	$2,064,784

OPERATING COSTS AND EXPENSES
Wages and benefits	1,610,123	1,593,983
Commission	125,389	126,843
Stock-based Compensation	37,321	62,322
Professional fees	357,347	575,581
Promotional and Marketing	68,606	79,250
Rent and office	117,913	138,832
Other general and administration	262,882	317,790

TOTAL OPERATING COSTS AND EXPENSES	2,579,581	2,894,601

LOSS FROM OPERATIONS	(198,630)	(829,817)

OTHER INCOME AND (EXPENSES)
Dividend and Interest income, net	12,372	30,789
Write off other receivable	-	(66,668)
Write off subscription receivable	-	(994,041)
Loss on investment in SL Power Concerts	(217,268)	-
Income from legal settlement	-	25,000
Gain (loss) on change of derivative value	21,537	(2,269)

LOSS BEFORE TAXES	(381,989)	(1,837,006)
Income taxes	(10,700)	(10,800)

NET LOSS	$(392,689)	$(1,847,806)

Net loss per share, basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding, basic and diluted	132,482,356	132,899,023

Condensed Statement of Comprehensive Income
Net Loss	$(392,689)	$(1,847,806)
Other comprehensive Loss
Unrealized gain on marketable securities	517	49,111
Comprehensive Loss	$(392,172)	$(1,798,695)

See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements

POW! ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2013 AND 2012

(AUDITED)

	DECEMBER 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(392,689)	$(1,847,806)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,754	3,497
Loss on disposal of property and equipment	-	563
(Gain) loss on sale of marketable securities	(2,436)	14,060
Write off subscription receivable	-	994,041
Write off other receivable	-	66,668
Loss on investment in SL Power Concerts	50,000	-
Stock based compensation	37,321	62,322
Changes in valuation of derivatives liability	(21,537)	2,269
Deferred Rent	(8,633)	(5,460)
Change in assets and liabilities:
Accounts receivable	(104,037)	58,484
Prepaid expenses	3,859	166
Inventory	-	13,513
Other receivable	(130,018)	(750)
Deposits	-	2,192
Accounts payable and accrued expenses	(715)	7,761
Advances payable	550,000	550,000
Deferred compensation	(300,000)	(200,000)
NET CASH USED IN OPERATING ACTIVITIES	(304,131)	(278,480)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks	(1,500)	(775)
Purchase of property and equipment	(5,361)	(33,489)
Purchase of marketable securities	(13,201)	(31,587)
Sale of marketable securities	318,347	297,002
Investment in SL Power Concerts	-	(50,000)
NET CASH PROVIDED BY INVESTING ACTIVITIES	298,285	181,151

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions receivable	-	8,455
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	8,455

NET DECREASE IN CASH	(5,846)	(88,874)
Cash and cash equivalents at beginning	251,431	340,305
Cash and cash equivalents at end of the year	$245,585	$251,431

Supplemental disclosures of cash flow information:
Income taxes paid in cash	$10,700	$10,800

See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

YEARS ENDED DECEMBER 31, 2013 AND  2012

(AUDITED)

	Common Stock		Accumulated Other Comprehensive Income	Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total
	Shares	Amount

Balance, December 31, 2011	132,607,356	$132,608	$(44,941)	$9,522,904	$(1,002,496)	$(12,200,174)	$(3,592,099)
Proceeds from subscriptions receivable					8,455		8,455
Write off subscription receivable					994,041		994,041
Common Stock issuance for future services	500,000	500		61,822			62,322
Accumulated other comprehensive income			49,111				49,111
Net loss						(1,847,806)	(1,847,806)
Balance, December 31, 2012	133,107,356	$133,108	$4,170	$9,584,726	$-	$(14,047,980)	$(4,325,976)
Common Stock cancellation	(750,000)	(750)		750			-
Common Stock issuance for future services				37,321			37,321
Accumulated other comprehensive income			517				517
Net loss						(392,689)	(392,689)
Balance, December 31, 2013	132,357,356	$132,358	$4,687	$9,622,797	$-	$(14,440,669)	$(4,680,827)

See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

Business Activity and Organization-- The Company is a Delaware corporation, incorporated on August 17, 1998. POW! Entertainment, Inc. ("POW", "Company", “we”) has the following subsidiaries: POW! Entertainment, LLC (the operating company), QED Productions, LLC, PFD, LLC, and an inactive Delaware corporation: Pharmelle, Inc.

QED Productions, LLC was formed in 2001 to acquire rights to license intellectual properties and creative assets of Mr. Stan Lee stemming from the bankruptcy of Stan Lee Media (“SLM”). The Company was not required to contribute any up-front consideration. The Company agreed with SLM that it would share revenue generated from the licensing of these properties. From the fiscal years ended December 31, 2001 to December 31, 2010, approximately $2,200 of revenue has been generated for SLM and approximately $14,000 of revenue has been generated for the Company. No revenues from the intellectual properties acquired by QED were earned for the year ended December 31, 2013 and 2012, respectively. Given the minimal revenues to date and the fact that none of the properties owned by QED are currently in development, the Company has valued these assets at $0.

Going Concern

The Company has relied on the Silver Creek Agreement for revenues to support the majority of our operations since 2010. The Silver Creek Agreement as described under Revenue Recognition (Note 2) below expires in December 2014. There is no assurance that the agreement will be extended or if extended what the terms of such extension would provide. The combined cash and marketable securities of approximately $500,000 will sustain operations for only a short period of time. The Company had net losses for years ended December 31, 2013 and 2012 of $392,689 and $1,847,806, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently exploring various other sources of revenues, but there can be no assurances that we will be successful in finding other revenue streams sufficient to support our operational requirements and we may need to scale back operations, defer executive salaries and reduce staff members. The financial statements for the year ended December 31, 2013 do not contain any adjustments to reflect future effects on the recoverability or classification of assets and liabilities that may result should we not able to continue as a going concern.

2.	Summary of Significant Accounting Policies

Principles of Consolidation-- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition-- As a creator of intellectual property, the majority of the Company’s business is derived from contracts with third parties providing for the development and use of intellectual property developed by the Company.

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

Related Party— From time to time, Stan Lee has appeared and will continue to appear at certain events or projects for which both he and the Company receive payments. There were no such payments during 2012. Both Mr. Lee and the Company were paid approximately $122,000, respectively during 2013.

Advances Payable -- The contract with Silver Creek also contains recoupable advance payments per annum of $550,000. The Company recorded the full $550,000 for the years ended December 31, 2013 and 2012, respectively, as advances payable pursuant to the contractual clause in which the advances are recoupable by Silver Creek solely from any fixed and contingent compensation related to future developments, including box office bonuses and merchandising royalties. The Company has not met the performance measurement of the revenue and accordingly has not recorded the payments as revenue. In addition, any properties that Silver Creek rejects or accepts and subsequently abandons may be offered by the Company elsewhere subject to participation by Silver Creek.  Depending on the nature of the project so offered to a third party and the time when such project was originally offered to Silver Creek, Silver Creek is entitled to receive up to $100,000 per project, and the assignment of 50% or 25% of the Company’s compensation from the third-party producer.

Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements. We have identified the most significant areas of estimation and assumptions as being estimation of the allowance for doubtful accounts, estimation of derivatives liabilities, estimation of stock compensation and estimation of the net deferred income tax asset valuation allowance.

Cash, Cash Equivalents and Marketable Securities— Cash, cash equivalents and marketable securities include cash, certificates of deposit, mutual funds and liquid investments with original maturities of three months or less.

Concentration of Credit Risk-- The Company maintains cash at financial institutions which may, at times, exceed insured limits.

Accounts Receivable-- The Company extends credit to its customers.  These customers have specific contracts that detail the payments expected under their contract terms.  Accounts receivable are customer obligations due under these contract terms.  Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received, to determine if any such amounts will potentially be uncollected.  After all attempts to collect a receivable have failed, the receivable is written off.

Property and Equipment-- Property and equipment are stated at cost.  Depreciation is provided for using the straight-line method over the estimated useful lives of the assets over five years. For the years ended December 31, 2013 and 2012, depreciation expenses were $13,347 and $2,178, respectively.

Investment in SL Power Concerts—The Company formed a joint venture with a third party for 50% equity ownership with an investment of $50,000 and accounted for under the equity method. Loss on investment in the joint venture totaled $217,268 for the year ended December 31, 2013. The loss includes a write-down of the initial equity investment of $50,000.

Development Costs-- The Company capitalizes costs directly related to the creation and development of intellectual properties that are incurred by non-employees, related to the development of scripts and stories. The Company periodically reviews the properties in development to determine whether they will ultimately be used in the production of a film. The costs capitalized are written off if the property has not been set for production within three years from the time of the first capitalized transaction.

Intellectual Property --Intellectual property consisted of trademarks registered with the US Patent and Trademark Office. Trademarks are being amortized over 10 years to 20 years. Amortization expense was $1,409 and $1,319 for the years ended December 31, 2013 and 2012, respectively.

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

The following table summarizes fair value measurements by level at December 31, 2013 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash	$245,585			$245,585
Letter of credit	$32,544			$32,544
Marketable securities	$238,619			$238,619
Derivatives liability			$9,495	$9,495

The table below sets forth a summary of changes in fair value of the Company’s Level III liabilities for the year ended December 31, 2013.

Balance as of December 31, 2012	$31,032
Change in Value	(21,537)
Balance as of December 31, 2013	$9,495

The Company’s management believes the carrying amounts of accounts receivable, accounts payable and accrued expense approximate fair value due to their short maturity.

Valuation of Derivative Instruments—ASC 815-40 (formerly SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”)  requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”) to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At December 31, 2013, the Company adjusted its derivative liability to its fair value, and reflected the decrease of $21,537, which represents the gain on change in derivative.

Marketable Securities— The following tables show the Company’s securities classified as available for sale with adjusted cost, unrealized gains (loss), and fair value by investment category recorded as of December 31, 2013 and December 31, 2012:

	December 31, 2013
	Adjusted Cost	Unrealized Gain (Loss)	Aggregate Fair Value	Securities Available for Sale

Mutual Funds	$233,932	$4,663	$238,619	$238,619

	December 31, 2012
	Adjusted Cost	Unrealized Gain (Loss)	Aggregate Fair Value	Securities Available for Sale

Mutual Funds	536,679	4,134	540,813	540,813

Gain on Sale of Marketable Securities—The Company sold securities classified as available for sale with adjusted cost basis of $315,911 for net proceeds of $318,347 with gain on sale totaling $2,436 during the year ended December 31, 2013.

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

Income Taxes —Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future consequences of events that have been recognized in the Company’s financial statements and income tax returns. The Company provides a valuation allowance for deferred income tax assets when it is considered more likely than not that all or a portion of such deferred income tax assets will not be realized.

The Company adopted guidance issued by the FASB that clarifies the accounting for uncertainties in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended December 31, 2013 and 2012.

Earnings Per Share—Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common share equivalents had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. For the years ended December 31, 2013 and 2012, the diluted earnings per share are the same as basic earnings per share as the 1,650,000 warrants outstanding would have an anti-dilutive effect.

Concentrations—The Company has one major customer that individually exceeded 10% of total revenue and accounted for 81.9% and 94.4% of total revenue for the years ended December 31, 2013 and 2012, respectively.

Two customers who are not major customers accounted for 88.0% of total accounts receivable as of December 31, 2013.

One customer who is not a major customer accounted for 90.1% of total accounts receivable as of December 31, 2012

Recently Issued or Newly Adopted Accounting Standards--In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities and in January 2013, the FASB issued ASU No. 2013-01 Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company adopted the disclosure requirements of ASU 2011-11. After considering the scope clarification in ASU 2013-01, the Company does not believe there will be a material effect on our consolidated financial statements or disclosures.

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

Deferred compensation consists of accrued for unpaid salaries of executives, which will be paid as the Company increases its cash, over time, or by obtaining additional financing.   The balance at December 31, 2013 reflects payments made during the year in the amount of $300,000.

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

From time to time, Stan Lee has appeared and will continue to appear at certain events or projects for which both he and the Company receive payments. There were no payments to Mr. Lee during 2012. Both the Company and Mr. Lee were paid approximately $122,000, respectively during 2013.

During the year ended December 31, 2013, the Company paid $297,536 of costs on behalf of SL Power Concerts (“SLPC”). At December 31, 2013, $130,268 is due from the other equity owner of SLPC. During the year ended December 31, 2013, the Company wrote off $217,268 of amounts due from SLPC, including the Company’s initial investment in SLPC of $50,000. As of December 31, 2013, SLPC had been dissolved. The Company deems the receivable due from the other equity owner of SLPC to be collectible as of December 31, 2013 and subsequent to the balance sheet date.

6.	Share-based Compensation

On March 15, 2010, the Company granted warrants to purchase a total of 1,300,000 shares of common stock to two of its executives, 650,000 shares each. The warrants vested immediately and are exercisable for five years from the date of issuance, at a strike price of $0.40 per share. The warrants were issued in conjunction with Deferred Compensation Agreements entered into which limits payment of the outstanding deferred compensation to the two executives. These warrants have an anti-dilution clause, whereby the exercise price can be adjusted downward in the event equity is raised at a price lower than $0.40 per share. The outstanding number of warrants at December 31, 2013 was 1,300,000 shares.

•	Restricted Stock Grant

On June 1, 2011, the Company granted restricted stock to an employee. The agreement called for grants of common stock priced at $0.17 per share, which was the closing market price, equal to 0.05% of the Company’s outstanding shares or 658,608 shares to be vested equally each on December 1, 2011, 2012 and 2013. All shares have vested as of December 31, 2013.

The Company granted additional restricted stock to the same employee during June 2012. The agreement calls for grants of 500,000 shares of common stock priced at $0.05 per share, which was the closing market price. The shares vested in full on date of grant. Stock-based compensation recognized by the Company related to this stock grant amounted to $25,000 and was recorded in June 2012.

The Company adopted the guidance provided by ASC 718 to measure and to record the expense over the requisite service period for the entire award. Stock-based compensation recognized by the Company for the years ended December 31, 2013 and 2012 amounted to $37,321 and $62,322 respectively.

Non-Vested Shares	Shares
Non-vested shares at 12/31/12	219,536
Granted	-
Vested	219,536
Non-vested shares at 12/31/13	-

7.	Warrants and Options for Non-Employees

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

A gain (loss) on change in derivative liability was recorded to reflect a decrease (increase) of $21,537 and ($2,269) for the years ended December 31, 2013 and 2012, respectively.

The fair value of stock warrants and options at the date of grant and derivative liability were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Years Ended December 31,
	2013	2012
Risk-free interest rate	1.75%	0.72%
Expected life	4 years	5 years
Expected Volatility	193.8%	192.0%
Dividend yield	0.00%	0.00%

8.	Income taxes

The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is subject to income tax examinations by state tax authorities and federal tax authorities for all tax years.

The deferred tax assets are mainly comprised of net loss carryforwards and expenses not currently deductible. The Company has Federal net loss carryforwards of approximately $5.7 million that expires through 2033. The net loss carryforwards can be used to offset a certain amount of taxable income in future years, therefore generating deferred income tax assets. The net loss carryforwards are subject to significant limitations by Section 382 of IRS code due to changes in ownership.

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes was as follows for the years ended December 31, 2013 and 2012:

	2013	2012

Income tax computed at federal statutory tax rate	$(129,876)	$(624,582)
Non-deductible expenses	5,367	360,641
Change in valuation allowance	149,514	312,905
State taxes, net of federal benefit	(14,305)	(38,164)
Total expense	$10,700	$10,800

At December 31, 2013, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets of approximately $4.4 million would not be realized. Accordingly, the Company has recorded a valuation allowance equal to 100% of its total deferred tax assets.

9.	Commitments and Contingencies

Operating leases

The Company has an operating lease agreement for its corporate office facility, which expires on June 30, 2016.  The lease contains a 6.5 month rent abatement. Future minimum rental payments are as follows:

Year ended December 31
2014	106,000
2015	110,000
2016	57,000
Thereafter	-
Total	$273,000

Total lease expense was $94,613 and $114,137 for the years ended December 31, 2013 and 2012, respectively.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of December 31, 2013. We have disclosed to our auditors and the Board of Directors the following material weaknesses of our internal controls which render our disclosure controls and procedures ineffective:

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

The Company assessed the effectiveness of its internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, management has concluded that, as of December 31, 2013, our internal control over financial reporting was not effective.

Based on its evaluation, the Company's President and Chief Financial Officer identified a major deficiency that existed in the design or operation of its internal control over financial reporting that it considers to be a “material weakness”. The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The material weaknesses were first identified at the beginning of 2010 and remained unchanged through December 31, 2013 and are as follow:

•	Lack of segregation of duties due to the size of the accounting department as a result of the Company’s limited resources; and
•	Lack of independent Board of Directors

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal year that have materially affected or are reasonable likely to materially affect the Company’s internal control over financial reporting.

Item 9B- Other Information

None

PART III

Item 10-Directors, Executive Officers, and Corporate Governance

Our directors, executive officers and other significant employees, their ages and positions are as follows:

Name	AGE	Position with the Company
Stan Lee	91	Chairman of the Board, Director and Chief Creative Officer
Gill Champion	72	President, Director and Chief Executive Officer
Bick Le	40	Chief Financial Officer

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

ITEM 11.  Executive Compensation

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Grant $ (1)	Nonqualified Deferred Compensation Earnings ($)(2)	All other Compensation ($)(3)	Total ($)
Stan Lee, Chairman of the	2013	$300,000			$100,000		$400,000
Board, Chief Creative Officer	2012	$300,000			$100,000		$400,000
Gill Champion, President,	2013	$475,000			$100,000	$25,785	$600,785
Chief Executive Officer, Director	2012	$475,000				$21,305	$496,305
Bick Le, Chief Financial	2013	$175,000		$37,321			$212,321
and Operating Officer	2012	$175,000		$62,322			$237,322

(1)	Restricted stock grants during June 2012 and June 2011. The grants vested during years 2011, 2012 and 2013.
(2)	Included in this amount is $100,000 of deferred compensation pursuant to the employment contract referenced below.
(3)	Payments for monthly automobile expenses.

In 2010 under his employment agreement, Mr. Lee’s salary was increased to $300,000 per annum, he was no longer required to defer any part of his ongoing salary and the Company began paying his accrued deferred salary at the rate of $50,000 per year.  In consideration for Stan Lee agreeing to restrict payment of his deferred compensation as provided for in the Deferred Compensation Agreement, he received a warrant to purchase 650,000 shares of Common Stock, which is exercisable for five years at a price of $0.40 per share.  In additional to his compensation from the Company, Stan Lee has a lifetime employment agreement with Marvel, which currently requires Stan Lee to devote 10-15 hours per week to Marvel matters, and in return for which Stan Lee currently receives a salary. At the end of 2011, the employment agreement was amended to pay deferred compensation at the rate of $100,000 per year commencing in 2012. The Amendment to the employment agreement was filed as an exhibit to the Company’s Form 10-K.

In 2010 under his employment agreement, Mr. Champion’s salary was increased to $475,000 per annum, but he is required to defer $100,000 yearly until the Company obtains $2,000,000 of additional investment. During 2011, an amended agreement no longer required the deferral of $100,000 per annum. The deferred compensation balance at December 31, 2012 was $100,000. The balance of deferred compensation was paid off at December 31, 2013. The Amendment to the employment agreement was filed as an exhibit to the Company’s Form 10-K.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards as of December 31, 2013 for each of the named executive officers:

	Warrants Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Exercisable warrant (#)	Warrants Exercise Price Per Share ($)	Warrants Expiration Date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested

Stan Lee	650,000	0.40	3/14/2015	-	-

The warrants vest immediately on grant date of March 15, 2010. All warrants are still outstanding as of December 31, 2013.

Director Compensation .

None of the Company’s Directors is paid for serving on its Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners .

The following tables set forth information as of March 5, 2014, with respect to the beneficial ownership of the outstanding shares of the Company’s Common Stock by: (i) each person known by the Company to beneficially own five percent or more of the outstanding shares; (ii) executive officers and directors; and (iii) all executive officers and directors as a group.  A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within sixty (60) days.

Name and Address of Owner	Amount and Nature of Beneficial Owner	Percentage (%) Of Class

Directors and Executive Officers
Stan Lee (1) (2)(3)(4) 9440 Santa Monica Blvd, #620 Beverly Hills, CA 90210	33,353,273	24.9%

Gill Champion (1)(2)(7) 9440 Santa Monica Blvd, #620 Beverly Hills, CA 90210	24,739,998	18.6%

Bick Le (1) 9440 Santa Monica Blvd, #620 Beverly Hills, CA 90210	1,158,608	0.9%

Total shares owned by Executive Officers and Directors (5) (7)	59,251,879	44.4%

5% Shareholders
The POW! Entertainment Trust (5) 9440 Santa Monica Blvd, #620 Beverly Hills, CA 90210	8,796,353	6.6%

Catalyst Investments, LLC(6) c/o The Walt Disney Company 500 South Buena Vista St Burbank, CA, 91521	13,172,153	10.0%

(1)	Executive Officer of the Company.

(2)	Director of the Company.

(3)	Includes 32,703,273 shares held by the Joan B. Lee Gift Trust that may be deemed to be beneficially owned by Stan Lee as trustee. Includes in shares deemed held by Stan Lee, and the total deemed outstanding for the purposes of calculating Stan Lee’s percentage, 650,000 shares which Stan Lee has the right to purchase at $0.40 per share pursuant to a warrant issued to him in connection with a Deferred Compensation Agreement dated March 15, 2010.

(4)	Includes shares held by the Joan B. Lee Gift Trust that may be deemed to be beneficially owned by Stan Lee as trustee. Includes in shares deemed outstanding and for the purposes of calculating the percentage owned by all Executive Officers and Directors the shares that Stan Lee has the right to purchase pursuant to the Warrants described in footnote (3) above.

(5)	Shares held in trust by third party trustee, Paul G. Sessler.

(6)	Catalyst Investments, LLC is affiliated with The Walt Disney Company.

(7)	Includes shares held by his wife, Claudia Adelman, that may be deemed to be beneficially owned by Gill Champion. Gill Champion disclaims beneficial ownership of the shares owned by Claudia Adelman. Includes shares deemed outstanding and for the purposes of calculating the percentage owned by all Executive Officers and Directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions .

At December 31, 2013, the Company owed Mr. Lee $832,500 for compensation which had been deferred without interest during prior periods dating back to 2001. The deferred compensation for Mr. Champion has been paid off as of December 31, 2013.

The employment agreements for Messrs Lee and Champion are described in Item 11 above. Copies of such agreements have been filed as exhibits to the Company’s Form 10-K.

From time to time, Stan Lee has appeared and will continue to appear at certain events or projects for which both he and the Company receive payments. There were no such payments during 2012. Both the Company and Mr. Lee were paid approximately $122,000, respectively, during 2013. The Company believes that his ability to appear at these events enhances the Company’s brand without additional costs to the Company.

Director Independence

Our Board has determined that none of our directors are independent under the NASDAQ Stock Market listing rules.

Item 14. Principal Accountant Fees and Services.

Rose, Snyder & Jacobs LLP serve as our independent registered public accounting firm and their report on the Company’s audited financial statements is included in Item 8 above for the years ended December 31, 2013 and 2012. The aggregate fees billed by the Rose, Snyder & Jacobs LLP for professional services rendered for the audited financial statements and other services are as follows for the years ended December 31, 2013 and 2012:

	2013	2012

Audit fees	$52,900	$50,000
Tax fees	7,400	8,200
Total	$60,300	$58,200

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

March 28, 2014	POW! Entertainment, Inc.

	By:	/s/ GILL CHAMPION
Gill Champion
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ GILL CHAMPION	President, Director, Chief Executive Officer	March 28, 2014
Gill Champion	(Principal Executive Officer)

/s/ STAN LEE	Chairman and Chief Creative Officer	March 28, 2014
Stan Lee

/s/ BICK LE	Chief Financial and Operating Officer	March 28, 2014
Bick Le	(Principal Financial Officer)

Exhibit No.	Exhibit Index	Method of Filing

3.1	Restated Certificate of Incorporation of POW! Entertainment, Inc., dated December 6, 2010	Incorporated by reference as Exhibit 3.1 to Form 10 filed December 10, 2010

3.2	By-Laws of POW! Entertainment Inc., as amended and restated effective June 11, 2012	Incorporated by reference as Exhibit 3.3 to Form 8-K filed June 14, 2012

4.1	Form of Warrant granted to the Stanley L. Compton, Trustee of the Compton Family Trust dated April 11, 1988	Incorporated by reference as Exhibit 4.1 to Form 10 filed December 10, 2010

4.2	Form of Warrant Agreement granting warrants to Arthur Lieberman and Stan Lee	Incorporated by reference as Exhibit 4.2 to Form 10 filed December 10, 2010

4.3	Amendment to Form of Warrant granted to The Stanley L. Compton, Trustee of the Compton Family Trust dated April 11, 1988	Incorporated by reference as Exhibit 4.3 to Form 10-K filed March 29, 2013

10.1	Overall Agreement Dated as of March 20, 2006 Between Silver Creek Pictures, Inc. and POW! Entertainment, Inc. For Services of Stan Lee (“Silver Creek Agreement”)	Incorporated by reference as Exhibit 10.1 to Form 10 filed December 10, 2010

10.2	Amendment Letter to Silver Creek Agreement, dated March 20, 2006	Incorporated by reference as Exhibit 10.2 to Form 10 filed December 10, 2010

10.3	Amendment Letter to Silver Creek Agreement, dated September 12, 2006	Incorporated by reference as Exhibit 10.3 to Form 10 filed December 10, 2010

10.4	Amendment Letter to Silver Creek Agreement, dated March 13, 2007 (“Second Amendment”)	Incorporated by reference as Exhibit 10.4 to Form 10 filed December 10, 2010

10.5	Amendment Letter to Silver Creek Agreement, dated September 10, 2007 (“Third Amendment”)	Incorporated by reference as Exhibit 10.5 to Form 10 filed December 10, 2010

10.6	Amendment Letter to Silver Creek Agreement, dated May 2, 2008 (“Fourth Amendment”)	Incorporated by reference as Exhibit 10.6 to Form 10 filed December 10, 2010

10.7	Amendment Letter to Silver Creek Agreement, dated December 18, 2009 (“Fifth Amendment”)	Incorporated by reference as Exhibit 10.7 to Form 10 filed December 10, 2010

10.8	Stock Purchase Agreement, dated December 31, 2009 by and between POW! Entertainment, Inc. and Catalyst Investments, LLC	Incorporated by reference as Exhibit 10.8 to Form 10 filed December 10, 2010

10.09	Letter Agreement between Catalyst and the Company dated December 31, 2009	Incorporated by reference as Exhibit 10.09 to Form 10 filed December 10, 2010

10.10	Employment Agreement-Stan Lee, dated as of January 1, 2010 between POW! Entertainment, Inc. and Stan Lee	Incorporated by reference as Exhibit 10.10 to Form 10 filed December 10, 2010

10.11	Employment Agreement-Champion, dated as of January 1, 2010 between POW! Entertainment, Inc. and Gill Champion	Incorporated by reference as Exhibit 10.11 to Form 10 filed December 10, 201

10.12	Employment Agreement-Lieberman, dated as of January 1, 2010 between POW! Entertainment, Inc. and Arthur Lieberman	Incorporated by reference as Exhibit 10.12 to Form 10 filed December 10, 2010

10.13	Amended and Restated Deferred Compensation Payment Agreement dated as of November 22, 2010 by and among POW! Entertainment, Inc., Stan Lee and Arthur Lieberman	Incorporated by reference as Exhibit 10.13 to Form 10 filed December 10, 2010

10.14	Agreement, dated as of June 8, 2005 between Stanley L. Compton and POW! Entertainment, Inc.	Incorporated by reference as Exhibit 10.14 to Form 10 filed December 10, 2010

10.15	Agreement, dated as of September 9, 2010 between Cooper Global Communications and POW! Entertainment, Inc.	Incorporated by reference as Exhibit 10.15 to Form 10-K filed March 28, 2011

10.16	Amendment to Employment Agreements-Stan Lee, Dated December 1, 2011 and referred to in Exhibit 10.10	Incorporated by reference as Exhibit 10.16 to Form 10-K Filed March 23, 2012

10.17	Agreement, dated June 1, 2011 between POW! Entertainment and Bick Le	Incorporated by reference as Exhibit 10.17 to Form 10-Q filed August 4, 2011

10.18	Amendment to Employment Agreements-Gill Champion, dated December 1, 2011 and referred to in Exhibit 10.11	Incorporated by reference as Exhibit 10.18 to Form 10-K filed March 23, 2012

10.19	Amendment to Employment Agreements-Arthur Lieberman, dated December 1, 2011 and referred to in Exhibit 10.12	Incorporated by reference as Exhibit 10.19 to Form 10-K filed March 23, 2012

10.20	Indemnity Agreements dated December 2004	Incorporated by reference as Exhibit 10.20 to Form 10-K filed March 23, 2012

10.21	Agreement, dated June 11, 2012 between POW! Entertainment and Bick Le	Incorporated by reference as Exhibit 10.21 to Form 10-Q filed August 14, 2012

21	Subsidiaries of Registrant	Incorporated by reference as Exhibit 21 to Form 10 filed December 10, 2010

Exhibit No.	Exhibit Index	Method of Filing
31.1	Certification by Chief Executive Officer	Filed herewith
31.2	Certification by Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification by Principal Executive Officer	Filed herewith
32.2	Section 1350 Certification by Principal Financial Officer	Filed herewith

