Form 10-Q
period 2014-03-31
POW! ENTERTAINMENT, INC.
filed 2014-05-14
CIK 1505892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

 FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014.

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

 Yes  ☐                           No  ☒

 The number of common shares outstanding on April 30, 2014 was 132,357,356.

POW! ENTERTAINMENT, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I.	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2014 (Unaudited) and December 31, 2013 (Audited)	3

	Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2014 and 2013.	4

	Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2014 and 2013.	5

	Notes to Consolidated Unaudited Financial Statements	6 – 11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 – 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II.	Other Information

Item 1.	Legal Proceedings	15-16

Item 1A.	Risk Factors	16

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 6.	Exhibits	16

Signatures		17

PART I. ITEM 1. FINANCIAL STATEMENTS

POW! ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	DECEMBER 31,
	2014	2013
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$319,770	$245,585
Letter of credit	32,544	32,544
Marketable securities	246,883	238,619
Accounts receivable, net of allowance for doubtful accounts of $0	3,684	131,736
Other receivables	78,808	132,065
Prepaid expenses	6,345	14,980

TOTAL CURRENT ASSETS	688,034	795,529
Property and Equipment, net	31,852	31,399
INTANGIBLE AND OTHER ASSETS
Trademarks, net	18,746	18,296
Development Fees	35,000	35,000
TOTAL ASSETS	$773,632	$880,224

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$234,609	$240,697
Advances payable	3,784,167	3,646,667
Deferred compensation-current	200,000	200,000
Deferred Rent	33,527	36,275
Derivatives Liability	6,526	9,495
TOTAL CURRENT LIABILITIES	4,258,829	4,133,134

Deferred compensation-long term	1,377,917	1,427,917
COMMITMENT AND CONTINGENCIES, note 7
SHAREHOLDERS' DEFICIT
Common shares, $0.001 par value. 199,000,000 common shares authorized, 1,000,000 preferred shares authorized 132,357,356, respectively, common shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	132,358	132,358
Additional paid in capital	9,622,797	9,622,797
Accumulated deficit	(14,621,356)	(14,440,669)
Accumulated other comprehensive income	3,087	4,687
TOTAL SHAREHOLDERS' DEFICIT	(4,863,114)	(4,680,827)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$773,632	$880,224

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(UNAUDITED)

	March 31,	March 31,
	2014	2013

REVENUES	$557,538	$488,797

OPERATING COSTS AND EXPENSES
Wages and benefits	411,913	408,059
Commission	31,250	31,250
Stock-based Compensation	0	9,330
Professional fees	102,341	140,324
Promotional and Marketing	10,616	19,150
Rent and office	29,902	29,708
Other general and administration	51,351	66,491

TOTAL OPERATING COSTS AND EXPENSES	637,373	704,312

LOSS FROM OPERATIONS	(79,835)	(215,515)

OTHER INCOME AND (EXPENSES)
Dividend and Interest income, net	1,347	3,492
Write-off other receivables	(95,268)	-
Gain on change of derivative value	2,969	17,162

LOSS BEFORE TAXES	(170,787)	(194,861)

Income taxes	(9,900)	(10,700)

NET LOSS	$(180,687)	$(205,561)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	132,357,356	132,857,356

Condensed Statement of Comprehensive Income
Net Loss	$(180,687)	$(205,561)
Other comprehensive Income(Loss)
Unrealized gain (loss) on marketable securities	(1,600)	4,740
Comprehensive Loss	$(182,287)	$(200,821)

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(UNAUDITED)

	March 31,	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(180,687)	$(205,561)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,672	3,069
(Gain) Loss on sale of marketable securities	(919)	1,458
Stock based compensation	-	9,330
Changes in valuation of derivatives liability	(2,969)	(17,162)
Write-off other receivables	95,268	-
Deferred Rent	(2,748)	(1,975)
Change in assets and liabilities:
Accounts receivable	128,052	27,699
Prepaid expenses	8,635	(10,561)
Other receivable	(42,011)	(39,457)
Accounts payable and accrued expenses	(6,088)	76,707
Advances payable	137,500	137,500
Deferred compensation	(50,000)	(75,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	87,705	(93,953)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks	(450)	(450)
Purchase of property and equipment	(4,125)	-
Purchase of marketable securities	(77,207)	(4,352)
Sale of marketable securities	68,262	53,823

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(13,520)	49,021

NET INCREASE (DECREASE) IN CASH	74,185	(44,932)
Cash and cash equivalents at beginning	245,585	251,431
Cash and cash equivalents at end of the year	$319,770	$206,499

Supplemental disclosures of cash flow information:
Income taxes paid in cash	$9,900	$10,700

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

Business Activity and Organization--The Company is a Delaware corporation, incorporated on August 17, 1998. POW! Entertainment, Inc. ("POW", "Company", “we”) has the following subsidiaries: POW! Entertainment, LLC (the operating company), QED Productions, LLC, PFD, LLC, and an inactive Delaware corporation: Pharmelle, Inc.

We have prepared the Company’s accompanying consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended, or the Exchange Act and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three months ended March 31, 2014 and 2013 are not indicative of the results that may be expected for the fiscal year ending December 31, 2014. You should read these unaudited consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2013.

The Company has relied on the Silver Creek Agreement for revenues to support the majority of our operations since 2010. The Silver Creek Agreement as described under Revenue Recognition (Note 2) below expires in December 2014. There is no assurance that the agreement will be extended or if extended what the terms of such extension would provide. The combined cash and marketable securities of approximately $550,000 will sustain operations for only a short period of time. The Company had net losses for the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012 of $180,687, $392,689 and $1,847,806, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently exploring various other sources of revenues, but there can be no assurances that we will be successful in finding other revenue streams sufficient to support our operational requirements and we may need to scale back operations, defer executive salaries and reduce staff members. The financial statements for the three months ended March 31, 2014 do not contain any adjustments to reflect future effects on the recoverability or classification of assets and liabilities that may result should we not able to continue as a going concern.

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

The Company recorded $137,500 for the three months ended March 31, 2014 and 2013, respectively, as advances payable pursuant to the contractual clause in which the advances are recoupable by Silver Creek solely from any fixed and contingent compensation related to future developments, including box office bonuses and merchandising royalties. The Company has not met the performance measurement of the revenue and accordingly has not recorded the payments as revenue. In addition, any properties that Silver Creek rejects or accepts and subsequently abandons may be offered by the Company elsewhere subject to participation by Silver Creek.  Depending on the nature of the project so offered to a third party and the time when such project was originally offered to Silver Creek, Silver Creek is entitled to receive up to $100,000 per project, and the assignment of 50% or 25% of the Company’s compensation from the third-party producer.

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

Other Receivables—Other receivables and other current assets are receivables from third parties deemed collectible.

Property and Equipment—Property and equipment are stated at cost.  Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets over five years. Depreciation expense recorded for the three months ended March 31, 2014 and 2013 were $3,672 and $3,069, respectively.

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

The following table summarizes fair value measurements by level at March 31, 2014 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash	$319,770			$319,770
Letter of credit	$32,544			$32,544
Marketable securities	$246,883			$246,883
Derivatives liability			$6,526	$6,526

The table below sets forth a summary of changes in fair value of the Company’s Level III liabilities for the three months ended March 31, 2014.

Balance as of December 31, 2013	$9,495
Change in Value	(2,969)
Balance as of March 31, 2014	$6,526

The Company’s management believes the carrying amounts of accounts receivable, accounts payable and accrued expense approximate fair value due to their short maturity.

Valuation of Derivative Instruments—ASC 815-40 (formerly SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”)  requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”) to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At March 31, 2014, the Company adjusted its derivative liability to its fair value, and reflected the decrease of $2,969, which represents the gain on change in derivative.

Marketable Securities— The following tables show the Company’s securities classified as available for sale with adjusted cost, unrealized gains (loss), and fair value by investment category recorded as of March 31, 2014 and December 31, 2013:

March 31, 2014
	Adjusted Cost	Unrealized Gain (Loss)	Aggregate Fair Value	Securities Available for Sale

Mutual Funds	$243,927	$2,956	$246,883	$246,883

December 31, 2013
	Adjusted Cost	Unrealized Gain (Loss)	Aggregate Fair Value	Securities Available for Sale

Mutual Funds	$233,932	$4,663	$238,619	$238,619

Gain on Sale of Marketable Securities—The Company sold securities classified as available for sale with adjusted cost basis of $67,343 for net proceeds of $68,262 with gain on sale totaling $919 during the three months ended March 31, 2014.

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

Earnings Per Share—Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common share equivalents had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. For the three ended March 31, 2014 and 2013, the diluted earnings per share are the same as basic earnings per share as the 1,650,000 warrants outstanding would have an anti-dilutive effect.

Concentrations—The Company has one major customer that individually exceeded 10% of total revenue and accounted for 87.4% and 99.7% of total revenue for the three months ended March 31, 2014 and 2013, respectively.

One customer who is a not major customer accounted for 73.7% of total accounts receivable as of March 31, 2014.

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

Deferred compensation consists of accrued for unpaid salaries of executives, which will be paid as the Company increases its cash, over time, or by obtaining additional financing.   The balance at March 31, 2014 reflects payments made during the three months in the amount of $50,000.

4.	Related Party Transactions

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

From time to time, Stan Lee has appeared and will continue to appear at certain events or projects for which both he and the Company receive payments. Both Mr. Lee and the Company were paid approximately $41,000 during the three months ended March 31, 2014. There were no payments to Mr. Lee during the three months ended March 31, 2013.

The Company advanced an executive $45,000 during January 2014. The balance is payable by installments of $2,000 per month. At March 31, 2014, the balance outstanding is $41,000. Upon realization that such a transaction was prohibited under Section 402 under Sarbanne-Oxley Act of 2002, such amount was repaid.

During the three months ended March 31, 2014, the Company wrote off $95,268 relating to the costs paid on behalf of SL Power Concerts (“SLPC”). On March 31, 2014, a settlement was reached with other equity owner of SLPC wherein they will reimburse the Company $35,000 of the total amount paid by the Company. The amount is reflected in Other Receivables.

5.	Share-based Compensation

On March 15, 2010, the Company granted warrants to purchase a total of 1,300,000 shares of common stock to two of its executives, 650,000 shares each. The warrants vested immediately and are exercisable for five years from the date of issuance, at a strike price of $0.40 per share. The warrants were issued in conjunction with Deferred Compensation Agreements entered into which limits payment of the outstanding deferred compensation to the two executives. These warrants have an anti-dilution clause, whereby the exercise price can be adjusted downward in the event equity is raised at a price lower than $0.40 per share. The outstanding number of warrants at March 31, 2014 was 1,300,000 shares.

•	Restricted Stock Grant

On June 1, 2011, the Company granted restricted stock to an employee. The agreement called for grants of common stock priced at $0.17 per share, which was the closing market price, equal to 0.05% of the Company’s outstanding shares or 658,608 shares to be vested equally each on December 1, 2011, 2012 and 2013. All shares vested in December 2013.

The Company adopted the guidance provided by ASC 718 to measure and to record the expense over the requisite service period for the entire award. Stock-based compensation recognized by the Company for the three months March 31, 2014 and 2013 amounted to $0 and $9,330, respectively.

6.	Warrants and Options for Non-Employees

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

A gain on change in derivative liability was recorded to reflect a decrease of $2,969 and $17,162 for the three months ended March 31, 2014 and 2013, respectively.

The fair value of stock warrants and options at the date of grant and derivative liability were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Three Months Ended March 31,
	2014	2013
Risk-free interest rate	1.73%	0.77%
Expected life	3.75 years	4.75 years
Expected Volatility	211.8%	193.0%
Dividend yield	0.0%	0.0%

7.   Commitments and Contingencies

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Some of the statements in the Form 10-Q are forward-looking statements about what may happen in the future. Forward-looking statements include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans. The forward-looking statements in the Form 10-Q are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You should review carefully all information, including the discussion of risk factors under “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K for the year ended December 31, 2013. Any forward-looking statements in the Form 10-Q are made only as of the date hereof and, except as may be required by law, we do not have any obligation to publicly update any forward-looking statements contained in this Form 10-Q to reflect subsequent events or circumstances.

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

•	First, Stan Lee’s has co-created a large number of very successful characters and projects.
•	Second, through Stan Lee, we have established relationships with a variety of well-known writers, directors and producers.
•	Third, Stan Lee’s natural inclination and focus are on superheroes, action characters and other characters that have potential to become “franchises” (i.e. that lend themselves to sequels, to licensing to other media, to merchandising and to other ancillary opportunities). ,

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

Going Concern

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

Results of Operations

We believe that, due to the complex nature and long term cycle of our business operations, period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance. However, it is still important that you review the audited financial statements filed on the Form 10-K for the year ended December 31, 2013 and the related notes in addition to thoroughly reading our current plan of operations.

For Three Months Ended March 31, 2014 and 2013

The Company’s revenues for the three months ended March 31, 2014 increased by $68,741 or 14.1% compared to the three months ended March 31, 2013.

For the three months ended March 31, 2014, loss from operations was $79,835 compared to loss from operations of $215,515 for the three months ended March 31, 2013.

Net loss for the three months ended March 31, 2014 includes the write-off of $95,268 for expenses incurred on behalf of SLPC after a settlement with the other equity owner on March 31, 2014.

Total operating costs and expenses for the three months ended March 31, 2014 decreased by $66,939 compared to the three months ended March 31, 2013. The decrease in total general and administrative expenses was primarily attributable to and was also offset by the following:

•	Professional expenses decreased by $37,983 in legal expenses for review of various matters during the three months ended March 31, 2013;

•	Decrease in other general and administrative by $15,140 with reduced travel expenses in the current year; and

•	Promotional and marketing decreased by $8,534 mainly from prior year public relations spending.

Liquidity and Capital Resources

Our current liquidity and capital resources are provided principally through our current agreement with Silver Creek Pictures. We have a deficiency in working capital of $3,570,795 and $3,337,605 as of March 31, 2014 and December 31, 2013, respectively. A reduction in working capital at March 31, 2014 from December 31, 2013 is partly due to decrease in payments of deferred compensation offset by increases in advances payable from Silver Creek. As of March 31, 2014 and December 31, 2013 cumulative advances received from Silver Creek were $3,784,167 and $3,646,667, respectively. These amounts are recoupable by Silver Creek solely from any fixed and contingent compensation related to future developments, including box office bonuses and merchandising royalties.

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

The Silver Creek agreement expires at the end of 2014 and no assurances can be given that the agreement will be extended or if extended what the terms of such extension would provide. The Company is currently exploring various other sources of revenues, but there can be no assurances that we will be successful in finding other revenue streams sufficient to support our current operational requirements.

Deferred compensations to executives totaled $1,577,917 and $1,627,917 as of March 31, 2014 and December 31, 2013, respectively. For the three months ended March 31, 2014, the Company paid down deferred compensation totaling $50,000.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of March 31, 2014.

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

On July 9, 2007, SLM filed a lawsuit in the United States District Court for the Central District of California against Stan Lee, QED and the Company entitled Stan Lee Media, Inc. v. Lee, et al. (the “SLM Suit”).   In this suit, SLM sought declaratory relief and asserted claims for misappropriation of corporate opportunity, breach of contract, civil conspiracy, an accounting for profit, violation of the Lanham Act, copyright infringement, cyber squatting, and unfair business practices naming various defendants, including the Company.  Specifically, SLM petitioned the court for an order declaring that SLM is the rightful owner of certain intellectual property and, as such, is the only entity that can use and benefit from such property. In January 2011, the U.S. District Court for the Central District of California directed that SLM file a Consolidated Complaint in that Court, consolidating all the litigation pending in that Court. In February 2011, SLM filed its Consolidated Complaint seeking substantially the same relief sought in the a complaint previously filed and dismissed in New York Federal Court. In March 2011, the Company filed a motion to dismiss the newest complaint on the grounds that the claims are barred by res judicata and statutes of limitation, among other grounds, based in part on the prior New York decision. On August 23, 2012, Judge Wilson dismissed the case. SLM has filed an appeal.

ITEM 1A—RISK FACTORS

There were no material changes from the risk factors set forth in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2013.

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

POW! Entertainment, Inc.

May 14, 2014	By:	/s/ GILL CHAMPION
Gill Champion
President and Chief Executive Officer
Principal Executive Officer

May 14, 2014	By:	/s/ BICK LE
Bick Le
Chief Financial and Operating Officer
Principal Financial Officer

