Form 10-Q
period 2014-06-30
POW! ENTERTAINMENT, INC.
filed 2014-08-14
CIK 1505892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014.

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

Yes ☐                           No ☒

The number of common shares outstanding on July 31, 2014 was 132,357,356.

POW! ENTERTAINMENT, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. ITEM 1. FINANCIAL STATEMENTS

POW! ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	June 30	DECEMBER 31,
	2014	2013
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$320,118	$245,585
Letter of credit	32,544	32,544
Marketable securities	249,019	238,619
Accounts receivable, net	-	131,736
Other receivables	3,308	132,065
Prepaid expenses	25,672	14,980
TOTAL CURRENT ASSETS	630,661	795,529

Property and Equipment, net	28,066	31,399
INTANGIBLE AND OTHER ASSETS
Trademarks, net	18,746	18,296
Development Fees	-	35,000
TOTAL ASSETS	$677,473	$880,224

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$175,532	$240,697
Advances payable	3,921,667	3,646,667
Deferred compensation-current	200,000	200,000
Deferred Rent	30,514	36,275
Derivatives Liability	6,526	9,495
TOTAL CURRENT LIABILITIES	4,334,239	4,133,134

Deferred compensation-long term	1,327,917	1,427,917
COMMITMENT AND CONTINGENCIES, note 7
SHAREHOLDERS' DEFICIT
Common shares, $0.001 par value
199,000,000 common shares authorized, 1,000,000 preferred shares authorized
132,357,356 common shares issued and outstanding
at June 30, 2014 and December 31, 2013	132,358	132,358
Additional paid in capital	9,622,797	9,622,797
Accumulated deficit	(14,742,705)	(14,440,669)
Accumulated other comprehensive income	2,867	4,687
TOTAL SHAREHOLDERS' DEFICIT	(4,984,683)	(4,680,827)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$677,473	$880,224

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

REVENUES	$526,870	$500,578	$1,084,408	$989,375

OPERATING COSTS AND EXPENSES
Wages and benefits	398,011	403,839	809,924	811,898
Commission	35,022	31,250	66,272	62,500
Stock-based compensation	-	9,330	-	18,661
Professional fees	48,055	29,465	150,396	169,790
Promotional and marketing	11,513	25,337	22,129	44,487
Rent and office	31,093	28,484	60,995	58,193
Other general and administration	90,800	68,189	142,151	134,676

TOTAL OPERATING EXPENSES	614,494	595,894	1,251,867	1,300,205

LOSS FROM OPERATIONS	(87,624)	(95,316)	(167,459)	(310,830)

OTHER INCOME AND (EXPENSES)
Interest and dividend income, net	2,325	3,788	3,672	7,279
Write-off other receivable	(35,000)	-	(130,268)	-
Loss from investment in SL Power Concerts	-	(111,659)	-	(111,659)
Gain on change of derivative value	-	-	2,969	17,162

LOSS BEFORE TAXES	(120,299)	(203,187)	(291,086)	(398,048)

Income taxes	(1,050)	-	(10,950)	(10,700)

NET LOSS	$(121,349)	$(203,187)	$(302,036)	$(408,748)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	132,357,356	132,357,356	132,357,356	132,357,356

Condensed Statement of Comprehensive Income
Net Loss	$(121,349)	$(203,187)	$(302,036)	$(408,748)
Other comprehensive Income (Loss)
Unrealized loss on marketable securities	(220)	(6,066)	(1,820)	(1,326)
Comprehensive Loss	$(121,569)	$(209,253)	$(303,856)	$(410,074)

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(302,036)	$(408,748)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,459	6,472
Gain on sale of marketable securities	(919)	(1,721)
Stock based compensation	-	18,661
Loss on investment in SL Power Concerts	-	50,000
Write-off development Costs	35,000	-
Changes in valuation of derivatives liability	(2,969)	(17,162)
Write-off other receivables	130,268
Deferred Rent	(5,761)	(4,195)
Change in assets and liabilities:
Accounts receivable	131,736	27,699
Prepaid expenses	(10,692)	(2,494)
Other receivable	(1,511)	(200,628)
Accounts payable and accrued expenses	(65,167)	19,234
Advances payable	275,000	275,000
Deferred compensation	(100,000)	(125,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	90,408	(362,882)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks	(450)	(600)
Purchase of property and equipment	(4,125)	(4,000)
Purchase of marketable securities	(79,562)	(8,139)
Sale of marketable securities	68,262	218,347

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(15,875)	205,608

NET INCREASE (DECREASE) IN CASH	74,533	(157,274)
Cash and cash equivalents at beginning	245,585	251,431
Cash and cash equivalents at end of the year	$320,118	$94,157

Supplemental disclosures of cash flow information:
Income taxes paid in cash	$10,950	$10,700

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

Business Activity and Organization--The Company is a Delaware corporation, incorporated on August 17, 1998. POW! Entertainment, Inc. ("POW", "Company", “we”) has the following subsidiaries: POW! Entertainment, LLC (the operating company), QED Productions, LLC, PFD, LLC, and an inactive Delaware corporation: Pharmelle, Inc.

We have prepared the Company’s accompanying consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended, or the Exchange Act and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three and six months ended June 30, 2014 are not indicative of the results that may be expected for the fiscal year ending December 31, 2014. You should read these unaudited consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2013.

The Company has relied on the Silver Creek Agreement for revenues to support the majority of our operations since 2010. The Silver Creek Agreement as described under Revenue Recognition (Note 2) below expires in December 2014. The agreement will not be extended beyond December 2014. The combined cash and marketable securities of approximately $550,000 will sustain operations for only a short period of time. The Company had net losses for the six months ended June 30, 2014 and 2013 of $302,036 and $408,748, respectively. The Company also had losses for years ended December 31, 2013 and 2012 of $392,689 and $1,847,806, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently exploring various other sources of revenues, but there can be no assurances that we will be successful in finding other revenue streams sufficient to support our operational requirements and we may need to scale back operations, defer executive salaries and reduce staff members. The financial statements for the three and six months ended June 30, 2014 do not contain any adjustments to reflect future effects on the recoverability or classification of assets and liabilities that may result should we not able to continue as a going concern.

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

Our contract with Silver Creek Pictures (“Silver Creek”), an affiliate of The Walt Disney Company, calls for per annum payments of nonrecoupable overhead allowance of $700,000 and nonrecoupable consulting services for Stan Lee of $1,250,000. The contract expires in December 2014 and will not be renewed. The $1,250,000 per annum for Stan Lee’s consulting services cease in the event of his disability or incapacitation. Revenue from Silver Creek is recorded based on the guidance from ASC 605: revenues are considered to have been earned when the entity has substantially accomplished what it must do to be entitled to the benefits represented by the revenues.

Advances Payable— The contract with Silver Creek also contains recoupable advance payments per annum of $550,000.

The Company recorded $137,500, and $275,000 for the three and six months ended June 30, 2014 and 2013, respectively, as advances payable pursuant to the contractual clause in which the advances are recoupable by Silver Creek solely from any fixed and contingent compensation related to future developments, including box office bonuses and merchandising royalties. The Company has not met the performance measurement of the revenue and accordingly has not recorded the payments as revenue. In addition, any properties that Silver Creek rejects or accepts and subsequently abandons may be offered by the Company elsewhere subject to participation by Silver Creek.  Depending on the nature of the project so offered to a third party and the time when such project was originally offered to Silver Creek, Silver Creek is entitled to receive up to $100,000 per project, and the assignment of 50% or 25% of the Company’s compensation from the third-party producer.

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

Other Receivables—Other receivables are receivables from third parties deemed collectible.

Property and Equipment—Property and equipment are stated at cost.  Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets over five years. Depreciation expense recorded for the three months ended June 30, 2014 and 2013 were $3,787 and $3,403, respectively. Depreciation expense recorded for the six months ended June 30, 2014 and 2013 were $7,459 and $6,472, respectively.

Development Costs—The Company capitalizes costs directly related to the creation and development of intellectual properties that are incurred by non-employees, related to the development of scripts and stories. The Company periodically reviews the properties in development to determine whether they will ultimately be used in the production of a film. The costs capitalized are written off if the property has not been set for production within three years from the time of the first capitalized transaction. The Company wrote off $35,000 related to capitalized development costs with the determination that the projects would not advance to production after the three-year period.

Fair Value Measurements—The Company measures its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. exit price) in an orderly transaction between market participants at the measurement date. Additionally, the Company is required to provide disclosure and categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e. inputs) used in the valuation. Level 1 provides the most reliable measure of fair value while Level 3 generally requires significant management judgment. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The fair value hierarchy is defined as follows:

1.	Level I – Quoted prices in active markets for identical assets and liabilities.
2.	Level II – Other significant observable inputs for assets or liabilities through corroboration with market data at measurement date.
3.	Level III – Significant unobservable inputs that reflect management’s best estimate of what market participants would use to price assets or liabilities at the measurement date.

The following table summarizes fair value measurements by level at December 31, 2013 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash	$245,585			$245,585
Letter of credit	$32,544			$32,544
Marketable securities	$238,619			$238,619
Derivatives liability			$9,495	$9,495

The following table summarizes fair value measurements by level at June 30, 2014 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash	$320,118			$320,118
Letter of credit	$32,544			$32,544
Marketable securities	$249,019			$249,019
Derivatives liability			$6,526	$6,526

The table below sets forth a summary of changes in fair value of the Company’s Level III liabilities for the six months ended June 30, 2014.

Balance as of December 31, 2013	$9,495
Change in Value	(2,969)
Balance as of June 30, 2014	$6,526

The Company’s management believes the carrying amounts of accounts receivable, accounts payable and accrued expense approximate fair value due to their short maturity.

Valuation of Derivative Instruments—ASC 815-40 (formerly SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”)  requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”) to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At June 30, 2014, the Company adjusted its derivative liability to its fair value, and reflected the decrease of $2,969, which represents the gain on change in derivative.

Marketable Securities— The following tables show the Company’s securities classified as available for sale with adjusted cost, unrealized gains (loss), and fair value by investment category recorded as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Adjusted Cost	Unrealized Gain (Loss)	Aggregate Fair Value	Securities Available for Sale

Mutual Funds	$246,282	$2,737	$249,019	$249,019

	December 31, 2013
	Adjusted Cost	Unrealized Gain (Loss)	Aggregate Fair Value	Securities Available for Sale

Mutual Funds	$233,932	$4,663	$238,619	$238,619

Gain on Sale of Marketable Securities—The Company sold securities classified as available for sale with adjusted cost basis of $67,343 for net proceeds of $68,262 with gain on sale totaling $919 during the six months ended June 30, 2014.

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

Earnings Per Share—Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common share equivalents had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. For the three and six ended June 30, 2014 and 2013, the diluted earnings per share are the same as basic earnings per share as the 1,650,000 warrants outstanding would have an anti-dilutive effect.

Concentrations—The Company has one major customer that individually exceeded 10% of total revenue and accounted for 92.5% and 89.9% of total revenue for the three and six months ended June 30, 2014, respectively.

The Company has one major customer that individually exceeded 10% of total revenue and accounted for 97.0% and 98.5% of total revenue for the three and six months ended June 30, 2013, respectively.

Recently Issued or Newly Adopted Accounting Standards—In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities and in January 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-01 Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company adopted the disclosure requirements of ASU 2011-11. After considering the scope clarification in ASU 2013-01, the Company does not believe there will be a material effect on our condensed consolidated financial statements or disclosures.

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, (“ASU 2013-02”). ASU 2013-02 amends Accounting Standards Codification (“ASC”) 220, Comprehensive Income (“ASC 220”), and requires entities to present the changes in the components of accumulated other comprehensive income for the current period. Entities are required to present separately the amount of the change that is due to reclassifications, and the amount that is due to current period other comprehensive income. These changes are permitted to be shown either before or net-of-tax and can be displayed either on the face of the financial statements or in the footnotes. ASU 2013-02 was effective for our interim and annual periods beginning January 1, 2013. The adoption of ASU 2013-02 did not have a material effect on our consolidated financial position or results of operations.

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

Deferred compensation consists of accrued for unpaid salaries of executives, which will be paid as the Company increases its cash, over time, or by obtaining additional financing.   The balance at June 30, 2014 reflects payments made during the six months in the amount of $100,000.

4.	Related Party Transactions.

From time to time, Stan Lee has appeared and will continue to appear at certain events or projects for which both he and the Company receive payments. Both Mr. Lee and the Company were paid approximately $41,000 during the six months ended June 30, 2014. There were no payments to Mr. Lee during the six months ended June 30, 2013.

The Company advanced an executive $45,000 during January 2014. The balance was payable by installments of $2,000 per month. Upon realization that such a transaction was prohibited under Section 402 under Sarbanne-Oxley Act of 2002, such amount was repaid.

During the three months ended March 31, 2014, the Company wrote off $95,268 relating to the costs paid on behalf of SL Power Concerts (“SLPC”). On March 31, 2014, a settlement was reached with other equity owner of SLPC wherein they will reimburse the Company $35,000 of the total amount paid by the Company. On May 15, 2014, the settlement was breached by the other equity owner. During the three months ended June 30, 2014, the amount of $35,000 was written off as uncollectible.

5.	Share-based Compensation

On March 15, 2010, the Company granted warrants to purchase a total of 1,300,000 shares of common stock to two of its executives, 650,000 shares each. The warrants vested immediately and are exercisable for five years from the date of issuance, at a strike price of $0.40 per share. The warrants were issued in conjunction with Deferred Compensation Agreements entered into which limits payment of the outstanding deferred compensation to the two executives. These warrants have an anti-dilution clause, whereby the exercise price can be adjusted downward in the event equity is raised at a price lower than $0.40 per share. The outstanding number of warrants at June 30, 2014 was 1,300,000 shares.

•	Restricted Stock Grant

On June 1, 2011, the Company granted restricted stock to an employee. The agreement called for grants of common stock priced at $0.17 per share, which was the closing market price, equal to 0.05% of the Company’s outstanding shares or 658,608 shares to be vested equally each on December 1, 2011, 2012 and 2013. All shares vested in December 2013.

The Company adopted the guidance provided by ASC 718 to measure and to record the expense over the requisite service period for the entire award. Stock-based compensation recognized by the Company for the six months June 30, 2014 and 2013 amounted to $0 and $18,661, respectively. Stock-based compensation recognized by the Company for the three months June 30, 2014 and 2013 amounted to $0 and $9,330, respectively.

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

A gain on change in derivative liability was recorded to reflect a decrease of $2,969 and $17,162 for the six months ended June 30, 2014 and 2013, respectively.

The fair value of stock warrants and options at the date of grant and derivative liability were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Six Months Ended June 30,
	2014	2013
Risk-free interest rate	1.62%	1.41%
Expected life	3.5 years	4.5 years
Expected Volatility	212.0%	196.0%
Dividend yield	0.00%	0.00%

7.	Commitments and Contingencies

Legal Proceedings

From time to time the Company may become involved in various legal proceedings in the normal conduct of its business.

On February 14, 2011, the Company and its subsidiary, QED Productions, LLC, were named in a lawsuit citing, among other things, trademark infringement. The Company filed a motion to dismiss the lawsuit on March 15, 2011. On August 23, 2012, Judge Wilson of the U.S. District Court for the Central District of California dismissed the case. The Plaintiffs have filed an appeal. The hearing for the appeal has been scheduled for October 9, 2014 in the Ninth Circuit Court of Appeals.

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

Going Concern

The Silver Creek Agreement as described below in Transactions with Affiliates of the Walt Disney Company expires in December 2014. The agreement will not be extended beyond December 2014. The Company has sustained recurring losses in prior years. The current combined cash and marketable securities will sustain operations for only a short period of time. With the absence of revenue streams from the Silver Creek Agreement, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently exploring various other sources of revenues, but there can be no assurances that we will be successful in finding other revenue streams sufficient to support our operational requirements and we may need to scale back operations, defer executive salaries and repayment of previously deferred executive salaries and reduce staff members. Thus far, we have not done so.

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

For Three Months Ended June 30, 2014 and 2013

The Company’s revenues for the three months ended June 30, 2014 increased by $26,292 or 5.3% compared to the three months ended June 30, 2013.

For the three months ended June 30, 2014, loss from operations was $87,624 compared to loss from operations of $95,136 for the three months ended June 30, 2013.

Net loss for the three months ended June 30, 2014 includes the write-off in other receivable of $35,000 related to the breach of settlement payment by the other equity owner of SL Power Concerts.

Total operating costs and expenses for the three months ended June 30, 2014 increased by $18,600 compared to the three months ended June 30, 2013. The increase in total general and administrative expenses was primarily attributable to and was also offset by the following:

•	Professional expenses increased by $18,590 in legal expenses for review of various matters;

•	Write-off development fees of $35,000 capitalized during year 2011 after the determination that the projects will not go into production;

•	Increase in other general and administrative by $22,611; and

•	Promotional and marketing decreased by $13,824 mainly from prior year public relations spending.

For Six Months Ended June 30, 2014 and 2013

The Company’s revenues for the six months ended June 30, 2014 increased by $95,033 or 9.6% compared to the six months ended June 30, 2013.

For the six months ended June 30, 2014, loss from operations was $167,459 compared to loss from operations of $310,830 for the six months ended June 30, 2013.

Net loss for the six months ended June 30, 2014 includes the write-off to $130,268 for expenses incurred on behalf of SL Power Concerts, of which $35,000 related to the breach of settlement payment by the other equity owner of SL Power Concerts.

Total operating costs and expenses for the six months ended June 30, 2014 decreased by $48,338 compared to the six months ended June 30, 2013. The decrease in total general and administrative expenses was primarily attributable to and was also offset by the following:

•	Professional expenses decreased by $19,394 in legal expenses for review of various matters;

•	Stock-based compensation decreased by $18,661 since there were no restricted stock grants to employees in 2014;

•	Write-off of development fees of $35,000 capitalized during year 2011 after the determination that the projects will not go into production;

•	Increase in other general and administrative by $7,475; and

•	Promotional and marketing decreased by $22,358 mainly from prior year public relations spending.

Liquidity and Capital Resources

Our current liquidity and capital resources are provided principally through our current agreement with Silver Creek Pictures. We have a deficiency in working capital of $3,703,578 and $3,337,605 as of June 30, 2014 and December 31, 2013, respectively. A reduction in working capital at June 30, 2014 from December 31, 2013 is partly due to decrease in payments of deferred compensation offset by increases in advances payable from Silver Creek. As of June 30, 2014 and December 31, 2013 cumulative advances received from Silver Creek were $3,921,667 and $3,646,667, respectively. These amounts are recoupable by Silver Creek solely from any fixed and contingent compensation related to future developments, including box office bonuses and merchandising royalties.

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

The Silver Creek agreement expires at the end of 2014 and will not be extended beyond December 2014. The Company is currently exploring various other sources of revenues, but there can be no assurances that we will be successful in finding other revenue streams sufficient to support our current operational requirements.

Deferred compensations to executives totaled $1,527,917 and $1,627,917 as of June 30, 2014 and December 31, 2013, respectively. For the six months ended June 30, 2014, the Company paid down deferred compensation totaling $100,000.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of June 30, 2014.

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

On July 9, 2007, SLM filed a lawsuit in the United States District Court for the Central District of California against Stan Lee, QED and the Company entitled Stan Lee Media, Inc. v. Lee, et al. (the “SLM Suit”).   In this suit, SLM sought declaratory relief and asserted claims for misappropriation of corporate opportunity, breach of contract, civil conspiracy, an accounting for profit, violation of the Lanham Act, copyright infringement, cyber squatting, and unfair business practices naming various defendants, including the Company.  Specifically, SLM petitioned the court for an order declaring that SLM is the rightful owner of certain intellectual property and, as such, is the only entity that can use and benefit from such property. In January 2011, the U.S. District Court for the Central District of California directed that SLM file a Consolidated Complaint in that Court, consolidating all the litigation pending in that Court. In February 2011, SLM filed its Consolidated Complaint seeking substantially the same relief sought in the complaint previously filed and dismissed in New York Federal Court. In March 2011, the Company filed a motion to dismiss the newest complaint on the grounds that the claims are barred by res judicata and statutes of limitation, among other grounds, based in part on the prior New York decision. On August 23, 2012, Judge Wilson dismissed the case. SLM has filed an appeal. The hearing for the appeal has been scheduled for October 9, 2014 in the Ninth Circuit Court of Appeals.

ITEM 1A—RISK FACTORS

The risk factor below is a material change from the risk factors set forth in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2013.

Expiration of Silver Creek Agreement. Currently we are reliant on the Silver Creek Agreement for the majority of our working capital (See Transactions with Affiliates of the Walt Disney Company above), which will end during December 2014. The agreement will not be extended beyond December 2014. Our future revenues and cash flows will be unpredictable subsequent to the expiration of the Silver Creek Agreement. The Company is currently exploring various other sources of revenues and cash flows, but there can be no assurances that we will be successful in finding other revenues or cash flow streams sufficient to support our operational requirements. We may need to scale back operations, defer executive salaries and repayment of previously deferred executive salaries and reduce staff members.

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

POW! Entertainment, Inc.

August 14, 2014	By:	/s/ GILL CHAMPION
Gill Champion
President and Chief Executive Officer
Principal Executive Officer

August 14, 2014	By:	/s/ BICK LE
Bick Le
Chief Financial and Operating Officer
Principal Financial Officer

