Form 10-Q
period 2014-09-30
POW! ENTERTAINMENT, INC.
filed 2014-11-14
CIK 1505892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014.

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

Yes  ☐                           No  ☒

 The number of common shares outstanding on October 31, 2014 was 132,357,356.

1

POW! ENTERTAINMENT, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I.      ITEM 1. FINANCIAL STATEMENTS

POW! ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	DECEMBER 31,
	2014	2013
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$343,936	$245,585
Letter of credit	32,544	32,544
Marketable securities	247,085	238,619
Accounts receivable, net of allowance for doubtful accounts of $0	65,000	131,736
Other receivables	5,090	132,065
Prepaid expenses	29,595	14,980

TOTAL CURRENT ASSETS	723,250	795,529

Property and Equipment, net	24,279	31,399
INTANGIBLE AND OTHER ASSETS
Trademarks, net	19,721	18,296
Development Fees	-	35,000
TOTAL ASSETS	$767,250	$880,224

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$138,505	$240,697

Advances payable	4,059,167	3,646,667
Deferred compensation-current	200,000	200,000

Deferred Rent	27,502	36,275
Derivatives Liability	6,526	9,495
TOTAL CURRENT LIABILITIES	4,431,700	4,133,134

Deferred compensation-long term	1,277,917	1,427,917
COMMITMENT AND CONTINGENCIES, note 7
SHAREHOLDERS' DEFICIT
Common shares, $0.001 par value. 199,000,000 common shares authorized, 1,000,000 preferred shares authorized 132,357,356 common shares issued and outstanding at September 30, 2014 and December 31, 2013	132,358	132,358
Additional paid in capital	9,622,797	9,622,797
Accumulated deficit	(14,696,003)	(14,440,669)
Accumulated other comprehensive income	(1,519)	4,687
TOTAL SHAREHOLDERS' DEFICIT	(4,942,367)	(4,680,827)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$767,250	$880,224

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

REVENUES	$604,501	$617,105	$1,688,909	$1,606,480

OPERATING COSTS AND EXPENSES
Wages and benefits	385,330	391,612	1,195,254	1,203,510
Commission	29,375	31,639	95,647	94,139
Stock-based compensation	0	9,330	0	27,991
Professional fees	42,385	100,914	192,781	270,704
Promotional and marketing	10,500	11,062	32,629	55,549
Rent and office	29,796	30,067	90,791	88,260
Other general and administration	62,865	62,732	205,016	197,408
	560,251	637,356	1,812,118	1,937,561
TOTAL OPERATING COSTS AND EXPENSES
INCOME (LOSS) FROM OPERATIONS	44,250	(20,251)	(123,209)	(331,081)

OTHER INCOME AND (EXPENSES)
Interest and dividend income, net	2,452	2,772	6,124	10,051
Write-off other receivables	-	-	(130,268)	-
Loss from investment in SL Power Concerts	-	(55,609)		(167,268)
Gain on change of derivative value		4,375	2,969	21,537

IINCOME (LOSS) BEFORE TAXES	46,702	(68,713)	(244,384)	(466,761)

Income taxes	-	-	(10,950)	(10,700)

NET INCOME (LOSS)	$46,702	$(68,713)	$(255,334)	$(477,461)

Net loss per share
Basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	132,357,356	132,357,356	132,357,356	132,357,356

Condensed Statement of Comprehensive Income
Net Income (Loss)	$46,702	$(68,713)	$(255,334)	$(477,461)
Other comprehensive Income (Loss) Unrealized gain (loss) on marketable securities	(4,386)	110	(6,206)	(1,216)
Comprehensive Gain (Loss)	$42,316	$(68,603)	$(261,540)	$(478,677)

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(255,334)	$(477,461)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,246	9,874
Gain (loss) on sale of marketable securities	(919)	(2,436)
Stock based compensation	-	27,991
Write-off development costs	35,000	-
Loss on investment in SL Power Concerts	-	50,000
Write-off other receivables	130,268	-
Changes in valuation of derivatives liability	(2,969)	(21,537)
Deferred Rent	(8,773)	(6,414)
Change in assets and liabilities:
Accounts receivable	66,736	(95,155)
Prepaid expenses	(14,615)	(6,761)
Other receivable	(3,293)	(180,018)
Accounts payable and accrued expenses	(102,194)	60,228
Advances payable	412,500	412,500
Deferred compensation	(150,000)	(175,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	117,653	(404,189)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks	(1,425)	(1,050)
Purchase of property and equipment	(4,125)	(5,361)
Purchase of marketable securities	(82,014)	(10,911)
Sale of marketable securities	68,262	318,347

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(19,302)	301,025

NET DECREASE IN CASH	98,351	(103,164)
Cash and cash equivalents, beginning	245,585	251,431
Cash and cash equivalents, ending	$343,936	$148,267

Supplemental disclosures of cash flow information: Income taxes paid in cash	$10,950	$10,700

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

Business Activity and Organization—The Company is a Delaware corporation, incorporated on August 17, 1998. POW! Entertainment, Inc. ("POW", "Company", “we”) has the following subsidiaries: POW! Entertainment, LLC (the operating company), QED Productions, LLC, PFD, LLC, and an inactive Delaware corporation: Pharmelle, Inc.

We have prepared the Company’s accompanying consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended, or the Exchange Act and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three and nine months ended September 30, 2014 are not indicative of the results that may be expected for the fiscal year ending December 31, 2014. You should read these unaudited consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2013.

The Company has relied on the Silver Creek Agreement for revenues to support the majority of our operations since 2010. The Silver Creek Agreement as described under Revenue Recognition (Note 2) below expires in December 2014. The agreement will not be extended beyond December 2014. The combined cash and marketable securities of approximately $600,000 will sustain operations for only a short period of time. The Company had net losses for the nine months ended September 30, 2014 and 2013 of $255,334 and $477,461, respectively. The Company also had losses for years ended December 31, 2013 and 2012 of $392,689 and $1,847,806, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently exploring various other sources of revenues, but there can be no assurances that we will be successful in finding other revenue streams sufficient to support our operational requirements and we may need to scale back operations, defer executive salaries and reduce staff members. The financial statements for the three and nine months ended September 30, 2014 do not contain any adjustments to reflect future effects on the recoverability or classification of assets and liabilities that may result should we not able to continue as a going concern.

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

The Company recorded $137,500, and $412,500 for the three and nine months ended September 30, 2014 and 2013, respectively, as advances payable pursuant to the contractual clause in which the advances are recoupable by Silver Creek solely from any fixed and contingent compensation related to future developments, including box office bonuses and merchandising royalties. The Company has not met the performance measurement of the revenue and accordingly has not recorded the payments as revenue. In addition, any properties that Silver Creek rejects or accepts and subsequently abandons may be offered by the Company elsewhere subject to participation by Silver Creek.  Depending on the nature of the project so offered to a third party and the time when such project was originally offered to Silver Creek, Silver Creek is entitled to receive up to $100,000 per project, and the assignment of 50% or 25% of the Company’s compensation from the third-party producer.

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

Property and Equipment—Property and equipment are stated at cost.  Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets over five years. Depreciation expense recorded for the three months ended September 30, 2014 and 2013 were $3,787 and $3,403, respectively. Depreciation expense recorded for the nine months ended September 30, 2014 and 2013 were $11,246 and $9,784, respectively.

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

The following table summarizes fair value measurements by level at September 30, 2014 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash	$343,936			$343,936
Letter of credit	$32,544			$32,544
Marketable securities	$247,085			$247,085
Derivatives liability			$6,526	$6,526

The table below sets forth a summary of changes in fair value of the Company’s Level III liabilities for the nine months ended September 30, 2014.

Balance as of December 31, 2013	$9,495
Change in Value	(2,969)
Balance as of September 30, 2014	$6,526

The Company’s management believes the carrying amounts of accounts receivable, accounts payable and accrued expense approximate fair value due to their short maturity.

Valuation of Derivative Instruments—ASC 815-40 (formerly SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”)  requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”) to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At September 30, 2014, the Company adjusted its derivative liability to its fair value, and reflected the decrease of $2,969, which represents the gain on change in derivative.

Marketable Securities— The following tables show the Company’s securities classified as available for sale with adjusted cost, unrealized gains (loss), and fair value by investment category recorded as of September 30, 2014 and December 31, 2013:

		September 30, 2014
	Adjusted Cost	Unrealized Gain (Loss)	Aggregate Fair Value	Securities Available for Sale

Mutual Funds	$248,734	$(1,649)	$247,085	$247,085

		December 31, 2013

	Adjusted Cost	Unrealized Gain (Loss)	Aggregate Fair Value	Securities Available for Sale
Mutual Funds	$233,932	$4,663	$238,619	$238,619

Gain on Sale of Marketable Securities—The Company sold securities classified as available for sale with adjusted cost basis of $67,343 for net proceeds of $68,262 with gain on sale totaling $919 during the nine months ended September 30, 2014.

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

Earnings Per Share—Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common share equivalents had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. For the three and nine months ended September 30, 2014 and 2013, the diluted earnings per share are the same as basic earnings per share as the 1,650,000 warrants outstanding would have an anti-dilutive effect.

Concentrations—The Company has two major customers that individually exceeded 10% of total revenue and accounted for 91.4% and 98.7% of total revenue for the three months ended September 30, 2014 and 2013, respectively.

The Company has one major customer that individually exceeded 10% of total revenue and accounted for 86.6% and 91.0% of total revenue for the nine months ended September 30, 2014 and 2013, respectively.

One customer who is a major customer accounted for 100% of Accounts Receivable as of September 30, 2014.

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

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The revenue recognition standard is required to be applied retrospectively, including any combination of practical expedients as allowed in the standard. We are evaluating the impact, if any, of the adoption of ASU 2014-09 to our financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued FASB ASU2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. FASB ASU 2014-15 changes to the disclosure of uncertainties about an entity’s ability to continue as a going concern. Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Even if an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. Because there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related note disclosures, there is diversity in practice whether, when, and how an entity discloses the relevant conditions and events in its financial statements. As a result, these changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. These changes become effective for the Company for the 2016 annual period. Management has determined that the adoption of these changes will not have an impact on the Consolidated Financial Statements. Subsequent to adoption, this guidance will need to be applied by management at the end of each annual period and interim period therein to determine what, if any, impact there will be on the Consolidated Financial Statements in a given reporting period.

3.	Deferred Compensation

Deferred compensation consists of accrued for unpaid salaries of executives, which will be paid as the Company increases its cash, over time, or by obtaining additional financing.   The balance at September 30, 2014 reflects payments made during the nine months in the amount of $150,000.

4.	Related Party Transactions.

From time to time, Stan Lee has appeared and will continue to appear at certain events or projects for which both he and the Company receive payments. Both Mr. Lee and the Company were paid approximately $77,000 during the nine months ended September 30, 2014. There were no payments to Mr. Lee during the nine months ended September 30, 2013.

The Company advanced an executive $45,000 during January 2014. The balance was to be paid by installments of $2,000 per month. Upon realization that such a transaction was prohibited under Section 402 under Sarbanne-Oxley Act of 2002, such amount was repaid.

During the nine months ended September 30, 2014, the Company wrote off $95,268 relating to the costs paid on behalf of SL Power Concerts (“SLPC”). On March 31, 2014, a settlement was reached with other equity owner of SLPC wherein they will reimburse the Company $35,000 of the total amount paid by the Company. On May 15, 2014, the settlement was breached by the other equity owner. During the nine months ended September 30, 2014, the amount of $35,000 was written off as uncollectible. Subsequent to September 30, 2014, the Company received $10,000 for the previously breached settlement.

5.	Share-based Compensation

On March 15, 2010, the Company granted warrants to purchase a total of 1,300,000 shares of common stock to two of its executives, 650,000 shares each. The warrants vested immediately and are exercisable for five years from the date of issuance, at a strike price of $0.40 per share. The warrants were issued in conjunction with Deferred Compensation Agreements entered into which limits payment of the outstanding deferred compensation to the two executives. These warrants have an anti-dilution clause, whereby the exercise price can be adjusted downward in the event equity is raised at a price lower than $0.40 per share. The outstanding number of warrants at September 30, 2014 was 1,300,000 shares.

•	Restricted Stock Grant

On June 1, 2011, the Company granted restricted stock to an employee. The agreement called for grants of common stock priced at $0.17 per share, which was the closing market price, equal to 0.05% of the Company’s outstanding shares or 658,608 shares to be vested equally each on December 1, 2011, 2012 and 2013. All shares vested in December 2013.

The Company adopted the guidance provided by ASC 718 to measure and to record the expense over the requisite service period for the entire award. Stock-based compensation recognized by the Company for the nine months September 30, 2014 and 2013 amounted to $0 and $27,991, respectively. Stock-based compensation recognized by the Company for the three months September 30, 2014 and 2013 amounted to $0 and $9,330, respectively.

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

A gain on change in derivative liability was recorded to reflect a decrease of $2,969 and $21,537 for the nine months ended September 30, 2014 and 2013, respectively.

The fair value of stock warrants and options at the date of grant and derivative liability were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Nine Months Ended September 30,
	2014	2013
Risk-free interest rate	1.78%	1.40%
Expected life	3.25 years	4.25 years
Expected Volatility	211.94%	191.88%
Dividend yield	0.00%	0.00%

7.	Commitments and Contingencies

Legal Proceedings

From time to time the Company may become involved in various legal proceedings in the normal conduct of its business.

On February 14, 2011, the Company and its subsidiary, QED Productions, LLC, were named in a lawsuit citing, among other things, trademark infringement. The Company filed a motion to dismiss the lawsuit on March 15, 2011. On August 23, 2012, Judge Wilson of the U.S. District Court for the Central District of California dismissed the case. The Plaintiffs have filed an appeal. A hearing for the appeal was held on October 9, 2014 in the Ninth Circuit Court of Appeals. On October 29, 2014, the dismissal was affirmed by the Ninth Circuit Court of Appeals.

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

The Company is currently exploring various other sources of revenues, but there can be no assurances that we will be successful in finding other revenue streams sufficient to support our operational requirements and we may need to scale back operations, defer executive salaries and defer repayment of previously deferred executive salaries, and reduce staff members. Thus far, we have not done so.

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

For Three Months Ended September 30, 2014 and 2013

The Company’s revenues for the three months ended September 30, 2014 decreased by $12,604 or 2.0% compared to the three months ended September 30, 2013.

For the three months ended September 30, 2014, net income was $46,702 compared to net loss of $68,713 for the three months ended September 30, 2014.

Total operating costs and expenses for the three months ended September 30, 2014 decreased by $77,105 compared to the three months ended September 30, 2013. The decrease in total operating costs and expenses was primarily attributable to a reduction in professional fees of $58,528 from the prior year for review of various contractual matters. The decrease in stock compensation of $9,330 resulted from no stock grants in the current year.

For Nine Months Ended September 30, 2014 and 2013

The Company’s revenues for the nine months ended September 30, 2014 increased by $82,429 or 5.1% compared to the nine months ended September 30, 2013.

For the nine months ended September 30, 2014, net loss was $255,334 compared to net loss of $477,461 for the nine months ended September 30, 2013.

Net loss for the nine months ended September 30, 2014 includes the write-off to $130,268 for expenses incurred on behalf of SL Power Concerts, of which $35,000 related to the breach of settlement payment by the other equity owner of SL Power Concerts.

Total operating costs and expenses for the nine months ended September 30, 2014 decreased by $125,443 compared to the nine months ended September 30, 2013. The decrease in total operating costs and expenses was primarily attributable to the following:

•	Professional expenses decreased by $77,913 from the prior year in legal expenses for review of various matters;

•	Stock-based compensation decreased by $27,991 since there were no restricted stock grants to employees in 2014; and

•	Promotional and marketing decreased by $22,920 mainly from prior year public relations spending.

Liquidity and Capital Resources

Our current liquidity and capital resources are provided principally through our current agreement with Silver Creek Pictures. We have a deficiency in working capital of $3,708,450 and $3,337,605 as of September 30, 2014 and December 31, 2013, respectively. A reduction in working capital at September 30, 2014 from December 31, 2013 is partly due to decrease in payments of deferred compensation offset by increases in advances payable from Silver Creek. As of September 30, 2014 and December 31, 2013 cumulative advances received from Silver Creek were $4,059,167 and $3,646,667, respectively. These amounts are recoupable by Silver Creek solely from any fixed and contingent compensation related to future developments, including box office bonuses and merchandising royalties.

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

Deferred compensations to executives totaled $1,477,917 and $1,627,917 as of September 30, 2014 and December 31, 2013, respectively. For the nine months ended September 30, 2014, the Company paid down deferred compensation totaling $150,000.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of September 30, 2014.

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

On July 9, 2007, SLM filed a lawsuit in the United States District Court for the Central District of California against Stan Lee, QED and the Company entitled Stan Lee Media, Inc. v. Lee, et al. (the “SLM Suit”).   In this suit, SLM sought declaratory relief and asserted claims for misappropriation of corporate opportunity, breach of contract, civil conspiracy, an accounting for profit, violation of the Lanham Act, copyright infringement, cyber squatting, and unfair business practices naming various defendants, including the Company.  Specifically, SLM petitioned the court for an order declaring that SLM is the rightful owner of certain intellectual property and, as such, is the only entity that can use and benefit from such property. In January 2011, the U.S. District Court for the Central District of California directed that SLM file a Consolidated Complaint in that Court, consolidating all the litigation pending in that Court. In February 2011, SLM filed its Consolidated Complaint seeking substantially the same relief sought in the complaint previously filed and dismissed in New York Federal Court. In March 2011, the Company filed a motion to dismiss the newest complaint on the grounds that the claims are barred by res judicata and statutes of limitation, among other grounds, based in part on the prior New York decision. On August 23, 2012, Judge Wilson dismissed the case. SLM has filed an appeal. A hearing for the appeal occurred on October 9, 2014 in the Ninth Circuit Court of Appeals. On October 29, 2014, the dismissal was affirmed by the Ninth Circuit Court of Appeals.

ITEM 1A—RISK FACTORS

The risk factor below is a material change from the risk factors set forth in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2013.

Expiration of Silver Creek Agreement. Currently we are reliant on the Silver Creek Agreement for the majority of our working capital (See Transactions with Affiliates of the Walt Disney Company above), which will end during December 2014. The agreement will not be extended beyond December 2014. Our future revenues and cash flows will be unpredictable subsequent to the expiration of the Silver Creek Agreement. The Company is currently exploring various other sources of revenues and cash flows, but there can be no assurances that we will be successful in finding other revenues or cash flow streams sufficient to support our operational requirements. We may need to scale back operations, defer executive salaries and defer repayment of previously deferred executive salaries and reduce staff members.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE.

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

POW! Entertainment, Inc.

November 14, 2014	By:	/s/ GILL CHAMPION
Gill Champion
President and Chief Executive Officer
Principal Executive Officer

November 14, 2014	By:	/s/ BICK LE
Bick Le
Principal Financial Officer

