Form 10-K
period 2014-12-31
POW! ENTERTAINMENT, INC.
filed 2015-03-30
CIK 1505892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No ☒

As of June 30, 2014 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (computed by reference to the closing price of $0.02 per share as of the last business day of the most recently completed second fiscal quarter) was $1,279,182.

 Number of common shares outstanding at December 31, 2014 was 132,357,356.

POW! Entertainment, Inc.

2014 Form 10-K Annual Report

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

Item 1 Business

Going Concern Qualifications

The combined cash and marketable securities of approximately $850,000 held by the Company on March 13, 2015 will sustain operations for an estimated four months from that date. The Company had net losses for the years ended December 31, 2014 and 2013 of $94,713 and $392,689, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

 ™ 1 These are the registered trademarks and characters of Marvel Characters, Inc.

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

Projects in Development

The Company begins with story ideas from Stan Lee and, prior to January 2015 presented the ideas to Disney pursuant to the “first look” contract (See Transactions with Affiliates of The Walt Disney Company) , then third parties (such as writers, directors, producers or studios) to develop the project at the third party’s expense. The Company considers a project to be “in development” once we have packaged the project and handed the project off to a third party. At that point, the project has left the control of the Company and is in the purview of the third party. Since the Company does not control the process once it is in the hands of others it is unable to indicate with much, if any, certainty when that project will be produced or the cost that such other party may incur to produce it.  The numbers of projects in development tend to vary at any given point in time, but they are in the 15-20 projects range. A majority of projects “in development” are never produced, or are produced only after lengthy delays.

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

Transactions with Affiliates of The Walt Disney Company

Silver Creek Pictures, Inc. (“Silver Creek”), an affiliate of The Walt Disney Company (“Disney”), entered into an agreement with the Company in 2006 and subsequently amended (the “Silver Creek Agreement”) pursuant to which, among other things, the Company provided Silver Creek with a “first look” at all of the Company’s creative intellectual property and the right to acquire any such properties, in Silver Creek’s discretion under prescribed terms, and Silver Creek compensated the Company for all properties that were in development by Silver Creek into revenue producing works pursuant to complex terms, typical in the film and media industry.

The Silver Creek Agreement provided for Silver Creek to pay the Company overhead allowance amounts equal to $700,000 per annum from 2010 through 2014, and an additional $550,000 per annum advance against certain future payments due from Silver Creek.  Silver Creek is entitled to recoup the $550,000 annual payments from proceeds of Company projects, which were in development during the term of the Silver Creek Agreement. At December 31, 2014, Silver Creek is entitled to $4,196,667 in recoupment payments.

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

Theatrical and Television Distribution

The development of traditional media franchises such as feature film, basic television and cable television, is a lucrative market for the exploitation of the Company’s properties.  The Company intends to develop properties into television and cable shows and feature films with the goal of creating “franchises” that will enable it to maximize merchandising and licensing opportunities.  All of the projects will have fees payable to the Company for both Stan Lee and Gill Champion acting as a producer or executive producer, as well as a participation fee.  We expect that, in the future, the amount of fees payable to the Company for projects that  are produced will vary based on the circumstances of each project, market conditions, and the Company’s and Stan Lee’s reputation based on successes or failures of our projects.  At present, we believe that, in a typical deal for feature films, it would receive an executive producer fee ranging between $450,000 and $750,000 per feature film project produced, plus a share of potential “back-end” revenues or profits, as well as a share of licensing and merchandising revenues.  Although, under the Silver Creek Agreement an amount in this range is payable to the Company by Silver Creek for any feature films produced, the amount is subject to offsets to permit Silver Creek to recoup a portion of the advances and guaranteed payments.

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

See “Risk Factors – Developing projects into commercially successful programs may be difficult”

Employees

The Company had 13 employees as of March 13, 2015.  We may engage independent consultants in the future as needed to assist in the execution of our strategy.

Item 1A. Risk Factors

Risks relating to Our Business

Going Concern Qualifications. The combined cash and marketable securities of approximately $850,000 held by the Company on March 13, 2015 will sustain operations for an estimated four months from that date.

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

We relied on one major partner. We were reliant on the Silver Creek Agreement for the majority of our working capital (See Transactions with Affiliates of the Walt Disney Company above).  Relying on the extended term and the increased payments to be made by Silver Creek on a monthly basis, the Company eliminated the requirement that its key employees defer substantial portions of their salaries.  The agreement with Silver Creek ended in December 2014.

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

Stan Lee’s creative output is important to our business plan.   Although the Company has an inventory of Stan Lee’s treatments and holds the rights and title to the Stan Lee brand by assignment from Stan Lee, the Company’s success is still based on the future creative output and marketing presence of Stan Lee, who is 92 years old.  The Company has a number of projects based on Stan Lee’s creations in development at present and its goal is to develop a sufficient number of these projects in order to produce an ongoing revenue stream well after the time that Stan Lee remains active to alleviate this risk.  The Company also intends to hire a number of writers to supplement and complement Stan Lee’s output.  However, no assurances can be given that these plans will be successful.

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

Risks Relating to Our Securities.

The Company’s Securities are quoted on the OTCQB which leads to lack of liquidity, volatility and other problems.   The Company's Common Stock is quoted on the OTCQB under the symbol POWN.  The quoted price of the Company’s Common Stock has ranged from approximately $0.01 to $0.05 during the year daily volume has ranged from 100 shares to approximately 2,156,700 shares.  No assurance can be given that an active trading market in the Company's securities will be sustained. Factors such as the Company's operating results, changes in financial estimates, laws, rules or regulations, and general market conditions may have a significant impact on the market price of the Company's securities. The market price for the securities of public companies often experience wide fluctuations, which are not necessarily related to the operating performance of such public companies.  For companies traded in the OTCQB, it is more difficult to obtain accurate quotes and obtain coverage for significant news events to promote and gain exposure for companies. This may cause difficulty in conducting trades.

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

Item 1B—Unresolved Staff Comments

None

Item 2 – Property

We lease 2,034 square feet of office space for our corporate office located at 9440 Santa Monica Boulevard, Beverly Hills, California pursuant to a lease which expires on June 30, 2016.  The minimum future rents totals approximately $110,000 per annum.

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

SLM filed for bankruptcy protection in February 2001 and ceased operations during July 2001. SLM does not have any working relationship, association or dealings with the Company, other than the Company having acquired the right to distribute some of SLM’s intellectual property, subject to an agreement to pay SLM a royalty out of any revenues received from such intellectual property.  This SLM intellectual property has only produced approximately $2,000 of revenues from December 2001 to December 2010 and the Company does not consider it material to the Company’s business.  No revenues have been earned in the years ended December 2011 to 2014. SLM’s bankruptcy petition was eventually dismissed as a result of SLM’s failure to pay required court fees and its corporate charter was revoked by its state of incorporation, Colorado, for failure to pay franchise taxes.

On July 9, 2007, SLM filed a lawsuit in the United States District Court for the Central District of California against Stan Lee, QED and the Company entitled Stan Lee Media, Inc. v. Lee, et al. (the “SLM Suit”).   In this suit, SLM sought declaratory relief and asserted claims for misappropriation of corporate opportunity, breach of contract, civil conspiracy, an accounting for profit, violation of the Lanham Act, copyright infringement, cyber squatting, and unfair business practices naming various defendants, including the Company.  Specifically, SLM petitioned the court for an order declaring that SLM is the rightful owner of certain intellectual property and, as such, is the only entity that can use and benefit from such property. In January 2011, the U.S. District Court for the Central District of California directed that SLM file a Consolidated Complaint in that Court, consolidating all the litigation pending in that Court. In February 2011, SLM filed its Consolidated Complaint seeking substantially the same relief sought in the complaint previously filed and dismissed in New York Federal Court. In March 2011, the Company filed a motion to dismiss the newest complaint on the grounds that the claims are barred by res judicata and statutes of limitation, among other grounds, based in part on the prior New York decision. On August 23, 2012, Judge Wilson dismissed the case. On October 29, 2014, the dismissal was affirmed by the Ninth Circuit Court of Appeals. SLM filed a writ of certiorari on February 12, 2015 to the US Supreme Court.

Item 4 – [Removed and Reserved]

PART II

Item 5.  Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

Our shares of Common Stock are quoted in the OTCQB under the trading symbol “POWN”.

The following table sets forth the high and low bid price for our Common Stock during 2014 and 2013. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
2013
Quarter Ended March 31, 2013	$0.09	$0.04
Quarter Ended June 30, 2013	$0.05	$0.04
Quarter Ended September 30, 2013	$0.05	$0.03
Quarter Ended December 31, 2013	$0.04	$0.02
2014
Quarter Ended March 31, 2014	$0.05	$0.02
Quarter Ended June 30, 2014	$0.03	$0.02
Quarter Ended September 30, 2014	$0.03	$0.02
Quarter Ended December 31, 2014	$0.02	$0.01

On March 13, 2015 the closing sale price of our common stock was $0.02.

Holders

As of March 18, 2015 there were 48 registered holders of our Common Stock.  We believe that there are also a significant number of beneficial owners of our common stock whose shares are held in “street name.”

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

Cash Requirements

The Company had an agreement with Silver Creek Pictures, Inc. (“Silver Creek”), an affiliate of The Walt Disney Company, pursuant to which Silver Creek paid the Company $2.5 million per year through the end of 2014.

The Silver Creek agreement expired in December of 2014. The Company is currently exploring various other sources of revenues, but there can be no assurances that we will be successful in finding other revenue streams sufficient to support our current operational requirements and we may need to scale back operations, defer executive salaries and reduce staff members. See Item 1 Business Going Concern Qualifications.

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

For Years Ended December 31, 2014 and 2013

The Company’s revenues for the year ended December 31, 2014 were $2,395,243 compared to $2,380,951 for the year ended December 31, 2013.

For the year ended December 31, 2014, net loss totaled $94,713 compared to net loss of $392,689 for the year ended December 31, 2013. During 2013, the amount of $217,268 of the net loss reflected a write-off for our investment in SL Power Concerts. Net loss for year ended December 31, 2014 consisted of a write-off for the receivable of $130,268 from the other equity partner of SL Power Concerts.

General and administrative expenses decreased by $219,216 or 8.5% for the year ended December 31, 2014 compared to the year ended December 31, 2013. The decrease was attributable to the following:

•	Decrease in professional fees by $125,070 in legal expenses due primarily to legal fees related to various litigation support during 2013;

•	Decrease in stock-based compensation by $37,321 attributable to stock grants awarded to an employee, there was no such grants during year 2014; and

•	Decrease in wages and benefits by $53,654 due to salary cut-backs.

Liquidity and Capital Resources

Our current liquidity and capital resources were provided principally through our agreement with Silver Creek Pictures. We have a deficiency in working capital of $3,596,455 and $3,337,605 as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013 cumulative advances received from Silver Creek were $4,196,667and $3,646,667, respectively. Silver Creek is entitled to recoup these amounts from projects which were in development during the term of the Silver Creek Agreement.

The Silver Creek agreement expired at the end of 2014 and the agreement was not be extended. The Company is currently exploring various other sources of revenues, but there can be no assurances that we will be successful in finding other revenue streams sufficient to support our current operational requirements.

Deferred compensations to executives totaled $1,427,917 and $1,627,917 as of December 31, 2014 and 2013, respectively. During 2014, the Company paid down deferred compensation totaling $200,000.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

POW! Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of POW! Entertainment, Inc. (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, shareholders’ deficit, and cash flows for the years then ended. POW! Entertainment, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of POW! Entertainment, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring net losses. The Company has been reliant on the annual cash flows from its contract with Silver Creek Pictures, which expired in December 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose, Snyder & Jacobs LLP

Encino, California

March 30, 2015

POW! ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

(AUDITED)

	DECEMBER 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$583,044	$245,585
Letter of credit	32,544	32,544
Marketable securities	245,726	238,619
Accounts receivable, net of allowance for doubtful accounts of $0	77,180	131,736
Other receivables	5,090	132,065
Prepaid expenses	18,254	14,980
TOTAL CURRENT ASSETS	961,838	795,529
Property and Equipment, net	20,492	31,399
INTANGIBLE AND OTHER ASSETS
Trademarks, net	18,256	18,296
Development Fees	-	35,000
TOTAL ASSETS	$1,000,586	$880,224

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$130,611	$240,697
Advances payable	4,196,667	3,646,667
Deferred compensation-current	200,000	200,000
Deferred Rent	24,489	36,275
Derivatives Liability	6,526	9,495
TOTAL CURRENT LIABILITIES	4,558,293	4,133,134

Deferred compensation-long term	1,227,917	1,427,917
COMMITMENT AND CONTINGENCIES, note 8
SHAREHOLDERS' DEFICIT
Common shares, $0.001 par value.
199,000,000 common shares authorized, 1,000,000 preferred shares authorized
132,357,356 common shares issued and outstanding
at December 31, 2014 and 2013, respectively	132,358	132,358
Additional paid in capital	9,622,797	9,622,797
Accumulated deficit	(14,535,382)	(14,440,669)
Accumulated other comprehensive income	(5,397)	4,687
TOTAL SHAREHOLDERS' DEFICIT	(4,785,624)	(4,680,827)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,000,586	$880,224

See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2014 AND 2013

(AUDITED)

	DECEMBER 31,
	2014	2013

REVENUES	$2,395,243	$2,380,951

OPERATING COSTS AND EXPENSES
Wages and benefits	1,556,469	1,610,123
Commission	129,097	125,389
Stock-based Compensation	0	37,321
Professional fees	232,277	357,347
Promotional and Marketing	43,143	68,606
Rent and office	127,074	117,913
Other general and administration	272,305	262,882

TOTAL OPERATING COSTS AND EXPENSES	2,360,365	2,579,581

INCOME( LOSS) FROM OPERATIONS	34,878	(198,630)

OTHER INCOME AND (EXPENSES)
Dividend and Interest income, net	8,658	12,372
Write off other receivable	(130,268)	-
Loss from investment in SL Power Concerts	-	(217,268)
Gain on change of derivative value	2,969	21,537

LOSS BEFORE TAXES	(83,763)	(381,989)

Income taxes	(10,950)	(10,700)

NET LOSS	$(94,713)	$(392,689)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	132,357,356	132,482,356

Condensed Statement of Comprehensive Income
Net Loss	$(94,713)	$(392,689)
Other comprehensive Income(Loss)
Unrealized gain (loss) on marketable securities	(10,084)	517
Comprehensive Loss	$(104,797)	$(392,172)

See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2014 AND 2013

(AUDITED)

	DECEMBER 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(94,713)	$(392,689)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,497	14,754
Gain on sale of marketable securities	(919)	(2,436)
Write off development costs	35,000	-
Loss on investments in SL Power Concerts	-	50,000
Write-off other receivables	$130,268
Stock based compensation	-	37,321
Changes in valuation of derivatives liability	(2,969)	(21,537)
Deferred Rent	(11,786)	(8,633)
Change in assets and liabilities:
Accounts receivable	54,556	(104,037)
Prepaid expenses	(3,274)	3,859
Other receivable	(3,293)	(130,018)
Accounts payable and accrued expenses	(110,087)	(715)
Advances payable	550,000	550,000
Deferred compensation	(200,000)	(300,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	359,280	(304,131)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks	(1,425)	(1,500)
Purchase of property and equipment	(4,125)	(5,361)
Purchase of marketable securities	(84,533)	(13,201)
Sale of marketable securities	68,262	318,347

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(21,821)	298,285

NET INCREASE(DECREASE) IN CASH	337,459	(5,846)
Cash and cash equivalents at beginning	245,585	251,431
Cash and cash equivalents at end of the year	$583,044	$245,585

Supplemental disclosures of cash flow information:
Income taxes paid in cash	$10,950	$10,700

See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

YEARS ENDED DECEMBER 31, 2014 AND  2013

(AUDITED)

	Common Stock		Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount

Balance, December 31, 2012	133,107,356	$133,108	$4,170	$9,584,726	$(14,047,980)	$(4,325,976)
Common Stock cancellation	(750,000)	(750)		750		-
Common Stock issuance for future services				37,321		37,321
Accumulated other comprehensive income			517			517
Net loss					(392,689)	(392,689)
Balance, December 31, 2013	132,357,356	$132,358	$4,687	$9,622,797	$(14,440,669)	$(4,680,827)
Accumulated other comprehensive income			(10,084)			(10,084)
Net loss					(94,713)	(94,713)
Balance, December 31, 2014	$132,357,356	$132,358	$(5,397)	$9,622,797	$(14,535,382)	$(4,785,624)

See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

Business Activity and Organization-- The Company is a Delaware corporation, incorporated on August 17, 1998. POW! Entertainment, Inc. ("POW", "Company", “we”) has the following subsidiaries: POW! Entertainment, LLC (the operating company), QED Productions, LLC, PFD, LLC, and an inactive Delaware corporation: Pharmelle, Inc.

QED Productions, LLC was formed in 2001 to acquire rights to license intellectual properties and creative assets of Mr. Stan Lee stemming from the bankruptcy of Stan Lee Media (“SLM”). The Company was not required to contribute any up-front consideration. The Company agreed with SLM that it would share revenue generated from the licensing of these properties. From the fiscal years ended December 31, 2001 to December 31, 2010, approximately $2,200 of revenue has been generated for SLM and approximately $14,000 of revenue has been generated for the Company. No revenues from the intellectual properties acquired by QED were earned for the year ended December 31, 2014 and 2013, respectively. Given the minimal revenues to date and the fact that none of the properties owned by QED are currently in development, the Company has valued these assets at $0.

Going Concern

Going concern is dependent upon various factors including, among others, its ability to generate income and positive cash flows.

The Company has relied on the Silver Creek Agreement for revenues to support the majority of our operations since 2010. The Silver Creek Agreement as described under Revenue Recognition (Note 2) below expired in December 2014. The combined cash and marketable securities of approximately $850,000 held by the Company on March 13, 2015 will sustain operations for an estimated four months from that date. The Company had net losses for the years ended December 31, 2014 and 2013 of $94,713 and $392,689, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently exploring various other sources of revenues, but there can be no assurances that we will be successful in finding other revenue streams sufficient to support our operational requirements and we may need to scale back operations, defer executive salaries and reduce staff members. The financial statements for the year ended December 31, 2014 do not contain any adjustments to reflect future effects on the recoverability or classification of assets and liabilities that may result should we not able to continue as a going concern.

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

Our contract with Silver Creek Pictures (“Silver Creek”), an affiliate of The Walt Disney Company, called for per annum payments of nonrecoupable overhead allowance of $700,000 and nonrecoupable consulting services for Stan lee of $1,250,000. The contract expired in December 2014. Revenue from Silver Creek is recorded based on the guidance from ASC 605: revenues are considered to have been earned when the entity has substantially accomplished what it must do to be entitled to the benefits represented by the revenues.

Advances Payable -- The contract with Silver Creek also contained recoupable advance payments per annum of $550,000.The Company recorded the full $550,000 for the years ended December 31, 2014 and 2013, respectively, as advances payable pursuant to the contractual clause in which the advances are recoupable by Silver Creek if at all from projects in development during the term. The Company has not met the performance measurement of the revenue and accordingly has not recorded the payments as revenue.

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

Property and Equipment-- Property and equipment are stated at cost.  Depreciation is provided for using the straight-line method over the estimated useful lives of the assets over five years. For the years ended December 31, 2014 and 2013, depreciation expenses were $15,032 and $13,347, respectively.

Investment in SL Power Concerts—The Company formed a joint venture with a third party for 50% equity ownership with an investment of $50,000 and accounted for under the equity method. Loss on investment in the joint venture totaled $217,268 for the year ended December 31, 2013. The loss includes a write-down of the initial equity investment of $50,000.

Development Costs-- The Company capitalizes costs directly related to the creation and development of intellectual properties that are incurred by non-employees, related to the development of scripts and stories. The Company periodically reviews the properties in development to determine whether they will ultimately be used in the production of a film. The costs capitalized are written off if the property has not been set for production within three years from the time of the first capitalized transaction. During the year ended December 31, 2014, development costs of $35,000 were written off since it was determined that production would not proceed after three years from the time of the first capitalized transaction.

Intellectual Property --Intellectual property consisted of trademarks registered with the US Patent and Trademark Office. Trademarks are being amortized over 10 years to 20 years. Amortization expense was $1,465 and $1,409 for the years ended December 31, 2014 and 2013, respectively.

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

The following table summarizes fair value measurements by level at December 31, 2014 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash	$583,044			$583,044
Letter of credit	$32,544			$32,544
Marketable securities	$245,726			$245,726
Derivatives liability			$6,526	$6,526

The table below sets forth a summary of changes in fair value of the Company’s Level III liabilities for the year ended December 31, 2014.

Balance as of December 31, 2013	$9,495
Change in Value	(2,969)
Balance as of December 31, 2014	$6,526

The Company’s management believes the carrying amounts of accounts receivable, accounts payable and accrued expense approximate fair value due to their short maturity.

Valuation of Derivative Instruments—ASC 815-40 (formerly SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”)  requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”) to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At December 31, 2014, the Company adjusted its derivative liability to its fair value, and reflected the decrease of $2,969, which represents the gain on change in derivative.

Marketable Securities— The following tables show the Company’s securities classified as available for sale with adjusted cost, unrealized gains (loss), and fair value by investment category recorded as of December 31, 2014 and December 31, 2013:

	December 31, 2014
	Adjusted Cost	Unrealized Gain (Loss)	Aggregate Fair Value	Securities Available for Sale

Mutual Funds	$251,253	($5,527)	$245,726	$245,726

	December 31, 2013
	Adjusted Cost	Unrealized Gain (Loss)	Aggregate Fair Value	Securities Available for Sale

Mutual Funds	$233,932	$4,663	$238,619	$238,619

Gain on Sale of Marketable Securities—The Company sold securities classified as available for sale with adjusted cost basis of $67,343 for net proceeds of $68,262 with gain on sale totaling $919 during the year ended December 31, 2014.

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

The Company adopted guidance issued by the FASB that clarifies the accounting for uncertainties in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended December 31, 2014 and 2013.

Earnings Per Share—Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common share equivalents had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. For the years ended December 31, 2014 and 2013, the diluted earnings per share are the same as basic earnings per share as the 1,650,000 warrants outstanding would have an anti-dilutive effect.

Concentrations—The Company has one major customer that individually exceeded 10% of total revenue and accounted for 81.4% and 81.9% of total revenue for the years ended December 31, 2014 and 2013, respectively.

One customer who is not a major customer accounted for 100.0% of total accounts receivable as of December 31, 2014.

Two customers who are not major customers accounted for 88.0% of total accounts receivable as of December 31, 2013.

Recently Issued or Newly Adopted Accounting Standards—In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, (“ASU 2013-02”). ASU 2013-02 amends Accounting Standards Codification (“ASC”) 220, Comprehensive Income (“ASC 220”), and requires entities to present the changes in the components of accumulated other comprehensive income for the current period. Entities are required to present separately the amount of the change that is due to reclassifications, and the amount that is due to current period other comprehensive income. These changes are permitted to be shown either before or net-of-tax and can be displayed either on the face of the financial statements or in the footnotes. ASU 2013-02 was effective for our interim and annual periods beginning January 1, 2013. The adoption of ASU 2013-02 did not have a material effect on our consolidated financial position or results of operations.

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

Deferred compensation consists of accrued for unpaid salaries of executives, which will be paid as the Company increases its cash, over time, or by obtaining additional financing.   The balance at December 31, 2014 reflects payments made during the year in the amount of $200,000.

4.	Related Party Transactions

From time to time, Stan Lee has appeared and will continue to appear at certain events or projects for which both he and the Company receive payments. Both the Company and Mr. Lee were paid approximately $41,000 and $122,000, respectively, during 2014 and 2013. The Company believes that his ability to appear at these events enhances the Company’s brand without additional costs to the Company.

During the year ended December 31, 2013, the Company paid $297,536 of costs on behalf of SL Power Concerts (“SLPC”). At December 31, 2013, $130,268 was due from the other equity owner of SLPC. During the year ended December 31, 2013, the Company wrote off $217,268 of amounts due from SLPC, including the Company’s initial investment in SLPC of $50,000. As of December 31, 2013, SLPC had been dissolved. The Company wrote off the other receivable of $130,268 due from the other equity owner of SLPC during the year ended December 31, 2014. Subsequent to the balance sheet date, $15,000 was collected from the other equity owner.

5.	Share-based Compensation

On March 15, 2010, the Company granted warrants to purchase a total of 1,300,000 shares of common stock to two of its executives, 650,000 shares each. The warrants vested immediately and are exercisable for five years from the date of issuance, at a strike price of $0.40 per share. The warrants were issued in conjunction with Deferred Compensation Agreements entered into which limits payment of the outstanding deferred compensation to the two executives. These warrants have an anti-dilution clause, whereby the exercise price can be adjusted downward in the event equity is raised at a price lower than $0.40 per share. The outstanding number of warrants at December 31, 2014 was 1,300,000 shares. As of March 16, 2015, the warrants expired unexercised.

•	Restricted Stock Grant

On June 1, 2011, the Company granted restricted stock to an employee. The agreement called for grants of common stock priced at $0.17 per share, which was the closing market price, equal to 0.05% of the Company’s outstanding shares or 658,608 shares to be vested equally each on December 1, 2011, 2012 and 2013. All shares have vested as of December 31, 2013.

The Company granted additional restricted stock to the same employee during June 2012. The agreement calls for grants of 500,000 shares of common stock priced at $0.05 per share, which was the closing market price. The shares vested in full on date of grant. Stock-based compensation recognized by the Company related to this stock grant amounted to $25,000 and was recorded in year 2012.

The Company adopted the guidance provided by ASC 718 to measure and to record the expense over the requisite service period for the entire award. Stock-based compensation recognized by the Company for the years ended December 31, 2014 and 2013 amounted to $0 and $37,321 respectively. All shares related to the stock grants are vested as of December 31, 2014.

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

A gain on change in derivative liability was recorded to reflect a decrease of $2,969 and $21,537 for the years ended December 31, 2014 and 2013, respectively.

The fair value of stock warrants and options at the date of grant and derivative liability were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Years Ended December 31,
	2014	2013
Risk-free interest rate	1.65%	1.75%
Expected life	3 years	4 years
Expected Volatility	249.71%	193.8%
Dividend yield	0.00%	0.00%

7.	Income taxes

The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is subject to income tax examinations by state tax authorities and federal tax authorities for all tax years.

The deferred tax assets are mainly comprised of net loss carryforwards and expenses not currently deductible. The Company has Federal net loss carryforwards of approximately $6.0 million that expires through 2034. The net loss carryforwards can be used to offset a certain amount of taxable income in future years, therefore generating deferred income tax assets. The net loss carryforwards are subject to significant limitations by Section 382 of IRS code due to changes in ownership.

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes was as follows for the years ended December 31, 2014 and 2013:

	2014	2013

Income tax computed at federal statutory tax rate	$(28,479)	$(129,876)
Non-deductible expenses	(1,010)	5,367
Change in valuation allowance	38,272	149,514
State taxes, net of federal benefit	2,167	(14,305)
Total expense	$10,950	$10,700

At December 31, 2014, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets of approximately $4.4 million would not be realized. Accordingly, the Company has recorded a valuation allowance equal to 100% of its total deferred tax assets.

8.	Commitments and Contingencies

Operating leases

The Company has an operating lease agreement for its corporate office facility, which expires on June 30, 2016.  The lease contains a 6.5 month rent abatement. Future minimum rental payments are as follows:

Year ended December 31
2015	110,000
2016	57,000
Thereafter	-
Total	$167,000

Total lease expense was $94,613 for the years ended December 31, 2014 and 2013, respectively.

Legal Proceedings

From time to time the Company may become involved in various legal proceedings in the normal conduct of its business.

On February 14, 2011, the Company and its subsidiary, QED Productions, LLC, were named in a lawsuit citing, among other things, trademark infringement. The Company filed a motion to dismiss the lawsuit on March 15, 2011. On August 23, 2012, Judge Wilson of the U.S. District Court for the Central District of California dismissed the case. On October 29, 2014, the dismissal was affirmed by the Ninth Circuit Court of Appeals. A writ of certiorari to the US Supreme Court was filed on February 12, 2015.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of December 31, 2014. We have disclosed to our auditors and the Board of Directors the following material weaknesses of our internal controls which render our disclosure controls and procedures ineffective:

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

The Company assessed the effectiveness of its internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, management has concluded that, as of December 31, 2014, our internal control over financial reporting was not effective.

Based on its evaluation, the Company's President and Chief Financial Officer identified a major deficiency that existed in the design or operation of its internal control over financial reporting that it considers to be a “material weakness”. The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The material weaknesses were first identified at the beginning of 2010 and remained unchanged through December 31, 2014 and are as follow:

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

Item 9B- Other Information

None

PART III

Item 10-Directors, Executive Officers, and Corporate Governance

Our directors, executive officers and other significant employees, their ages and positions are as follows:

Name	AGE	Position with the Company
Stan Lee	92	Chairman of the Board, Director and Chief Creative Officer
Gill Champion	73	President, Director and Chief Executive Officer
Bick Le	41	Principal Accounting Officer

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

Gill Champion -- President, Director and Chief Executive Officer

Gill Champion is the President and, since January 26, 2011, Chief Executive Officer and a director of the Company. Previously, he served as President and Chief Operating Officer of the Company since 2004. Prior to that, in 2001, Mr. Champion co-founded POW! Entertainment LLC with Mr. Lee and the late Arthur Lieberman, which was acquired by the Company in 2004. He has been executive producer on all Company projects and continues to supervise their development. Mr. Champion was Chief Operating Officer of SLM from July 1999 until June 2001. SLM filed for bankruptcy protection in February 2001. Mr. Champion has over 30 years of executive experience in global entertainment, marketing, retail and licensing industries.  Prior to SLM, he was COO and Vice President of Mirage Holdings, Inc. and concurrently worked as a production executive on the motion picture Jinnah. Mr. Champion was CEO and Chairman of American CinemaStores, Inc., a public company that operated approximately 150 location-based retailing outlets and an extensive apparel division that created designs and marketing strategies for Baywatch and Forrest Gump.  Mr. Champion was executive in charge of Faerie Tale Theatre with Shelley Duvall while Vice President of Gaylord Productions.  He was the Producer for Fort Apache the Bronx with Paul Newman and won the Producer of the Year Award in 1981.  In addition, he was in charge of production for The Shining and The Boys from Brazil, while Vice President of the Producers Circle Company.

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

ITEM 11.  Executive Compensation

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Grant $ (1)	Nonqualified Deferred Compensation Earnings ($)(2)	All other Compensation ($)(3)	Total ($)
Stan Lee, Chairman of the Board,	2014	$300,000			$100,000		$400,000
Chief Creative Officer	2013	$300,000			$100,000		$400,000
Gill Champion, President, Chief	2014	$475,000				$23,996	$498,996
Executive Officer, Director	2013	$475,000			$100,000	$25,785	$600,785
Bick Le, Chief Financial and	2014	$132,667					$132,667
Operating Officer	2013	$175,000		$37,321			$212,321

(1)	Restricted stock grants during June 2013.
(2)	Included in this amount is $100,000 of deferred compensation pursuant to the employment contract referenced below.
(3)	Payments for monthly automobile expenses.

In 2010 under his employment agreement, Mr. Lee’s salary was increased to $300,000 per annum, he was no longer required to defer any part of his ongoing salary and the Company began paying his accrued deferred salary at the rate of $50,000 per year.  In consideration for Stan Lee agreeing to restrict payment of his deferred compensation as provided for in the Deferred Compensation Agreement, he received a warrant to purchase 650,000 shares of Common Stock, which was exercisable for five years at a price of $0.40 per share.  In additional to his compensation from the Company, Stan Lee has a lifetime employment agreement with Marvel, which currently requires Stan Lee to devote 10-15 hours per week to Marvel matters, and in return for which Stan Lee currently receives a salary. At the end of 2011, the employment agreement was amended to pay deferred compensation at the rate of $100,000 per year commencing in 2012. The Amendment to the employment agreement was filed as an exhibit to the Company’s Form 10-K.

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

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards as of December 31, 2014 for each of the named executive officers:

	Warrants Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Exercisable warrant (#)	Warrants Exercise Price Per Share ($)	Warrants Expiration Date		Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested

Stan Lee	650,000	0.40	3	/14/2015	-	-

The warrants vest immediately on grant date of March 15, 2010. All warrants are still outstanding as of December 31, 2014. As of March 16, 2015, the warrants expired unexercised.

Director Compensation.

None of the Company’s Directors is paid for serving on its Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners.

The following tables set forth information as of March 18, 2015, with respect to the beneficial ownership of the outstanding shares of the Company’s Common Stock by: (i) each person known by the Company to beneficially own five percent or more of the outstanding shares; (ii) executive officers and directors; and (iii) all executive officers and directors as a group.  A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within sixty (60) days.

Name and Address of Owner	Amount and Nature of Beneficial Owner	Percentage (%) Of Class

Directors and Executive Officers
Stan Lee (1) (2)(3) 9440 Santa Monica Blvd, #620 Beverly Hills, CA 90210	32,703,273	24.7%

Gill Champion (1)(2)(6) 9440 Santa Monica Blvd, #620 Beverly Hills, CA 90210	24,739,998	18.7%

Bick Le (1) 9440 Santa Monica Blvd, #620 Beverly Hills, CA 90210	1,158,608	0.9%

Total shares owned by Executive Officers and Directors (5) (6)	58,601,879	44.3%

5% Shareholders
The POW! Entertainment Trust (4) 9440 Santa Monica Blvd, #620 Beverly Hills, CA 90210	8,796,353	6.6%

Joan B. Lee Trust (4) 9440 Santa Monica Blvd, #620 Beverly Hills, CA 90210	32,703,273	24.7%

Catalyst Investments, LLC(5) c/o The Walt Disney Company 500 South Buena Vista St Burbank, CA, 91521	13,172,153	10.0%

(1)	Executive Officer of the Company.

(2)	Director of the Company.

(3)	Includes 32,703,273 shares held by the Joan B. Lee Gift Trust that may be deemed to be beneficially owned by Stan Lee as trustee.

(4)	Shares held in trust by third party trustee, Paul G. Sessler.

(5)	Catalyst Investments, LLC is affiliated with The Walt Disney Company.

(6)	Includes shares held by his wife, Claudia Adelman, that may be deemed to be beneficially owned by Gill Champion. Gill Champion disclaims beneficial ownership of the shares owned by Claudia Adelman. Includes shares deemed outstanding and for the purposes of calculating the percentage owned by all Executive Officers and Directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions.

At December 31, 2014, the Company owed Mr. Lee $732,500 for compensation which had been deferred without interest during prior periods dating back to 2001. The deferred compensation for Mr. Champion has been paid off as of December 31, 2013.

The employment agreements for Messrs Lee and Champion are described in Item 11 above. Copies of such agreements have been filed as exhibits to the Company’s Form 10-K.

From time to time, Stan Lee has appeared and will continue to appear at certain events or projects for which both he and the Company receive payments. Both the Company and Mr. Lee were paid approximately $41,000 and $122,000, respectively, during 2014 and 2013. The Company believes that his ability to appear at these events enhances the Company’s brand without additional costs to the Company.

Director Independence

Our Board has determined that none of our directors are independent under the NASDAQ Stock Market listing rules.

Item 14. Principal Accountant Fees and Services.

Rose, Snyder & Jacobs LLP serve as our independent registered public accounting firm and their report on the Company’s audited financial statements is included in Item 8 above for the years ended December 31, 2014 and 2013. The aggregate fees billed by the Rose, Snyder & Jacobs LLP for professional services rendered for the audited financial statements and other services are as follows for the years ended December 31, 2014 and 2013:

	2014	2013

Audit fees	$51,500	$52,900
Tax fees	8,350	7,400
Total	$59,850	$60,300

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

March 30, 2015	POW! Entertainment, Inc.

	By:	/s/ GILL CHAMPION
Gill Champion President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ GILL CHAMPION	President, Director, Chief Executive Officer	March 30, 2015
Gill Champion	(Principal Executive Officer)

/s/ STAN LEE	Chairman and Chief Creative Officer	March 30, 2015
Stan Lee

/s/ BICK LE	Principal Financial Officer	March 30, 2015
Bick Le

Exhibit No.	Exhibit Index	Method of Filing

3.1	Restated Certificate of Incorporation of POW! Entertainment, Inc., dated December 6, 2010	Incorporated by reference as Exhibit 3.1 to Form 10 filed December 10, 2010

3.2	By-Laws of POW! Entertainment Inc., as amended and restated effective June 11, 2012	Incorporated by reference as Exhibit 3.3 to Form 8-K filed June 14, 2012

4.1	Form of Warrant granted to the Stanley L. Compton, Trustee of the Compton Family Trust dated April 11, 1988	Incorporated by reference as Exhibit 4.1 to Form 10 filed December 10, 2010

4.2	Form of Warrant Agreement granting warrants to Arthur Lieberman and Stan Lee	Incorporated by reference as Exhibit 4.2 to Form 10 filed December 10, 2010

4.3	Amendment to Form of Warrant granted to The Stanley L. Compton, Trustee of the Compton Family Trust dated April 11, 1988	Incorporated by reference as Exhibit 4.3 to Form 10-K filed March 29, 2013

10.1	Overall Agreement Dated as of March 20, 2006 Between Silver Creek Pictures, Inc. and POW! Entertainment, Inc. For Services of Stan Lee (“Silver Creek Agreement”)	Incorporated by reference as Exhibit 10.1 to Form 10 filed December 10, 2010

10.2	Amendment Letter to Silver Creek Agreement, dated March 20, 2006	Incorporated by reference as Exhibit 10.2 to Form 10 filed December 10, 2010

10.3	Amendment Letter to Silver Creek Agreement, dated September 12, 2006	Incorporated by reference as Exhibit 10.3 to Form 10 filed December 10, 2010

10.4	Amendment Letter to Silver Creek Agreement, dated March 13, 2007 (“Second Amendment”)	Incorporated by reference as Exhibit 10.4 to Form 10 filed December 10, 2010

10.5	Amendment Letter to Silver Creek Agreement, dated September 10, 2007 (“Third Amendment”)	Incorporated by reference as Exhibit 10.5 to Form 10 filed December 10, 2010

10.6	Amendment Letter to Silver Creek Agreement, dated May 2, 2008 (“Fourth Amendment”)	Incorporated by reference as Exhibit 10.6 to Form 10 filed December 10, 2010

10.7	Amendment Letter to Silver Creek Agreement, dated December 18, 2009 (“Fifth Amendment”)	Incorporated by reference as Exhibit 10.7 to Form 10 filed December 10, 2010

10.8	Stock Purchase Agreement, dated December 31, 2009 by and between POW! Entertainment, Inc. and Catalyst Investments, LLC	Incorporated by reference as Exhibit 10.8 to Form 10 filed December 10, 2010

10.09	Letter Agreement between Catalyst and the Company dated December 31, 2009	Incorporated by reference as Exhibit 10.09 to Form 10 filed December 10, 2010

10.10	Employment Agreement-Stan Lee, dated as of January 1, 2010 between POW! Entertainment, Inc. and Stan Lee	Incorporated by reference as Exhibit 10.10 to Form 10 filed December 10, 2010

10.11	Employment Agreement-Champion, dated as of January 1, 2010 between POW! Entertainment, Inc. and Gill Champion	Incorporated by reference as Exhibit 10.11 to Form 10 filed December 10, 2010

10.12	Employment Agreement-Lieberman, dated as of January 1, 2010 between POW! Entertainment, Inc. and Arthur Lieberman	Incorporated by reference as Exhibit 10.12 to Form 10 filed December 10, 2010

10.13	Amended and Restated Deferred Compensation Payment Agreement dated as of November 22, 2010 by and among POW! Entertainment, Inc., Stan Lee and Arthur Lieberman	Incorporated by reference as Exhibit 10.13 to Form 10 filed December 10, 2010

10.14	Agreement, dated as of June 8, 2005 between Stanley L. Compton and POW! Entertainment, Inc.	Incorporated by reference as Exhibit 10.14 to Form 10 filed December 10, 2010

10.15	Agreement, dated as of September 9, 2010 between Cooper Global Communications and POW! Entertainment, Inc.	Incorporated by reference as Exhibit 10.15 to Form 10-K filed March 28, 2011

10.16	Amendment to Employment Agreements-Stan Lee, Dated December 1, 2011 and referred to in Exhibit 10.10	Incorporated by reference as Exhibit 10.16 to Form 10-K Filed March 23, 2012

10.17	Agreement, dated June 1, 2011 between POW! Entertainment and Bick Le	Incorporated by reference as Exhibit 10.17 to Form 10-Q filed August 4, 2011

10.18	Amendment to Employment Agreements-Gill Champion, dated December 1, 2011 and referred to in Exhibit 10.11	Incorporated by reference as Exhibit 10.18 to Form 10-K filed March 23, 2012

10.19	Amendment to Employment Agreements-Arthur Lieberman, dated December 1, 2011 and referred to in Exhibit 10.12	Incorporated by reference as Exhibit 10.19 to Form 10-K filed March 23, 2012

10.20	Indemnity Agreements dated December 2004	Incorporated by reference as Exhibit 10.20 to Form 10-K filed March 23, 2012

10.21	Agreement, dated June 11, 2012 between POW! Entertainment and Bick Le	Incorporated by reference as Exhibit 10.21 to Form 10-Q filed August 14, 2012

21	Subsidiaries of Registrant	Incorporated by reference as Exhibit 21 to Form 10 filed December 10, 2010

Exhibit No.	Exhibit Index	Method of Filing
31.1	Certification by Chief Executive Officer	Filed herewith
31.2	Certification by Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification by Principal Executive Officer	Filed herewith
32.2	Section 1350 Certification by Principal Financial Officer	Filed herewith
101.INS	XBRL Instance Document.	Filed herewith
101.SCH	XBRL Taxonomy Schema.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith

