Form 10-Q
period 2015-03-31
POW! ENTERTAINMENT, INC.
filed 2015-05-14
CIK 1505892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015.

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

Yes  ☐                           No  ☒

The number of common shares outstanding on April 30, 2015 was 132,357,356.

POW! ENTERTAINMENT, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I.	ITEM 1. FINANCIAL STATEMENTS

POW! ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2015	2014
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$741,091	$583,044
Letter of credit	32,544	32,544
Marketable securities	251,242	245,726
Accounts receivable, net	100,000	77,180
Other receivables	5,090	5,090
Prepaid expenses	36,751	18,254
TOTAL CURRENT ASSETS	1,166,718	961,838
Property and Equipment, net	16,842	20,492
INTANGIBLE AND OTHER ASSETS
Trademarks, net	18,256	18,256
TOTAL ASSETS	$1,201,816	$1,000,586

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$196,814	$130,611
Advances payable	4,196,667	4,196,667
Deferred compensation-current	200,000	200,000
Deferred Rent	20,948	24,489
Derivatives Liability	6,526	6,526
TOTAL CURRENT LIABILITIES	4,620,955	4,558,293

Deferred compensation-long term	1,177,917	1,227,917
COMMITMENT AND CONTINGENCIES, note 7
SHAREHOLDERS' DEFICIT
Common shares, $0.001 par value.
199,000,000 common shares authorized, 1,000,000 preferred shares authorized
132,357,356 common shares issued and outstanding
at March 31, 2015 and December 31, 2014	132,358	132,358
Additional paid in capital	9,622,797	9,622,797
Accumulated deficit	(14,349,803)	(14,535,382)
Accumulated other comprehensive income	(2,408)	(5,397)
TOTAL SHAREHOLDERS' DEFICIT	(4,597,056)	(4,785,624)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,201,816	$1,000,586

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

	MARCH 31,
	2015	2014

REVENUES	$752,958	$557,538

OPERATING COSTS AND EXPENSES
Wages and benefits	385,603	411,913
Commission	-	31,250
Professional fees	90,710	102,341
Promotional and Marketing	10,500	10,616
Rent and office	32,038	29,902
Other general and administration	52,246	51,351
TOTAL OPERATING COSTS AND EXPENSES	571,097	637,373

INCOME( LOSS) FROM OPERATIONS	181,861	(79,835)

OTHER INCOME AND (EXPENSES)
Dividend and Interest income, net	1,665	1,347
Write off other receivable	-	(95,268)
Recovery of bad debt	13,002	-
Gain on change of derivative value	-	2,969

INCOME (LOSS) BEFORE TAXES	196,528	(170,787)

Income taxes	(10,949)	(9,900)

NET INCOME (LOSS)	$185,579	$(180,687)

Net Income (loss) per share, basic and diluted	$0.00	$(0.00)

Weighted average shares outstanding, basic and diluted	132,357,356	132,357,356

Condensed Statement of Comprehensive Income
Net Income (Loss)	$185,579	$(180,687)
Other comprehensive Income(Loss)
Unrealized gain (loss) on marketable securities	2,989	(1,600)
Comprehensive Income (Loss)	$188,568	$(182,287)

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

	MARCH 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$185,579	$(180,687)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,650	3,672
Gain on sale of marketable securities	-	(919)
Write-off other receivables	-	95,268
Changes in valuation of derivatives liability	-	(2,969)
Deferred Rent	(3,541)	(2,748)
Change in assets and liabilities:
Accounts receivable	(22,820)	128,052
Prepaid expenses	(18,497)	8,635
Other receivables	-	(42,011)
Accounts payable and accrued expenses	66,203	(6,088)
Advances payable	-	137,500
Deferred compensation	(50,000)	(50,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	160,574	87,705

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks	-	(450)
Purchase of property and equipment	-	(4,125)
Purchase of marketable securities	(2,527)	(77,207)
Sale of marketable securities	-	68,262

NET CASH USED IN INVESTING ACTIVITIES	(2,527)	(13,520)

NET INCREASE IN CASH	158,047	74,185
Cash and cash equivalents at beginning	583,044	245,585
Cash and cash equivalents at end of the period	$741,091	$319,770

Supplemental disclosures of cash flow information:
Income taxes paid in cash	$10,950	$9,900

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

Business Activity and Organization—The Company is a Delaware corporation, incorporated on August 17, 1998. POW! Entertainment, Inc. ("POW", "Company", “we”) has the following subsidiaries: POW! Entertainment, LLC (the operating company), QED Productions, LLC, PFD, LLC, and an inactive Delaware corporation: Pharmelle, Inc.

We have prepared the Company’s accompanying consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended, or the Exchange Act and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three months ended March 31, 2015 are not indicative of the results that may be expected for the fiscal year ending December 31, 2015. You should read these unaudited consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2014.

Going Concern

Going concern is dependent upon various factors including, among others, its ability to continue to generate income and positive cash flows.

The Company relied on the Silver Creek Agreement for revenues to support the majority of our operations from 2010 to 2014. The Silver Creek Agreement as described under Revenue Recognition (Note 2) below expired in December 2014. The combined cash and marketable securities of approximately $1,000,000 held by the Company on March 31, 2015 will sustain operations through approximately September 2015. For the three months ended March 31, 2015, the Company had net income of $185,579. However our revenue streams fluctuate and are uncertain. The Company had net losses in the prior years ended December 31, 2014 and 2013 of $94,713 and $392,689, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has new sources of revenues, though there are no assurances that they will continue or result in immediate cash flows to sustain operational requirements. We have maintained restricted budgetary spending in the three months ended March 31, 2015 and will evaluate further operational reductions that do not undermine future development requirements. The financial statements for the three months ended March 31, 2015 do not contain any adjustments to reflect future effects on the recoverability or classification of assets and liabilities that may result should we not able to continue as a going concern.

2.	Summary of Significant Accounting Policies

Principles of Consolidation— The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition— As a creator of intellectual property, the majority of the Company’s business is derived from contracts with third parties providing for the development and use of intellectual property developed by the Company.

The Company records revenue from these sources: artist consulting, film rights, animated television and comic-book royalties. In accounting for these contracts, the Company recognizes revenue when services have been rendered or when contractual parameters have been satisfied and are measureable.

Our contract with Silver Creek Pictures (“Silver Creek”), an affiliate of The Walt Disney Company, called for per annum payments of nonrecoupable overhead allowance of $700,000 and nonrecoupable consulting services for Stan lee of $1,250,000. The contract expired in December 2014. Revenue from Silver Creek was recorded based on the guidance from ASC 605: revenues are considered to have been earned when the entity has substantially accomplished what it must do to be entitled to the benefits represented by the revenues.

Advances Payable — The contract with Silver Creek also contained recoupable advance payments per annum of $550,000.The Company recorded $137,500 for the three months ended March 31, 2014, as advances payable pursuant to the contractual clause in which the advances are recoupable by Silver Creek if at all from projects in development during the term. The Company has not met the performance measurement of the revenue and accordingly has not recorded the payments as revenue.

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

Property and Equipment—Property and equipment are stated at cost.  Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets over five years. Depreciation expense recorded for the three months ended March 31, 2015 and 2014 were $3,650 and $3,672, respectively.

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

The following table summarizes fair value measurements by level at March 31, 2015 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash	$741,091			$741,091
Letter of credit	$32,544			$32,544
Marketable securities	$251,242			$251,242
Derivatives liability			$6,526	$6,526

There were no changes in the fair value of the Company’s Level III liabilities for the three months ended March 31, 2015.

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

Marketable Securities— The following tables show the Company’s securities classified as available for sale with adjusted cost, unrealized gains (loss), and fair value by investment category recorded as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Adjusted Cost	Unrealized Gain (Loss)	Aggregate Fair Value	Securities Available for Sale

Mutual Funds	$253,780	$(2,538)	$251,242	$251,242

	December 31, 2014
	Adjusted Cost	Unrealized Gain (Loss)	Aggregate Fair Value	Securities Available for Sale

Mutual Funds	$251,253	$(5,527)	$245,726	$245,726

Gain on Sale of Marketable Securities—The Company sold securities classified as available for sale with adjusted cost basis of $67,343 for net proceeds of $68,262 with gain on sale totaling $919 during the three months ended March 31, 2014. There was no sale of marketable securities during the three months ended March 31, 2015.

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

Concentrations— The Company has five major customers that individually exceeded 10% of total revenue and accounted for 85.5% of total revenue for the three months ended March 31, 2015. One customer who is a major customer accounted for 100% of the total accounts receivable as of March 31, 2015.

The Company had one major customer that individually exceeded 10% of total revenue and accounted for 87.4% of total revenue for the three months ended March 31, 2014. One customer who is not a major customer accounted for 73.7% of the total accounts receivable as of March 31, 2014.

Recently Issued or Newly Adopted Accounting Standards— In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers . The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The revenue recognition standard is required to be applied retrospectively, including any combination of practical expedients as allowed in the standard. We are evaluating the impact, if any, of the adoption of ASU 2014-09 to our financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued FASB ASU2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern . FASB ASU 2014-15 changes to the disclosure of uncertainties about an entity’s ability to continue as a going concern. Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Even if an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. Because there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related note disclosures, there is diversity in practice whether, when, and how an entity discloses the relevant conditions and events in its financial statements. As a result, these changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. These changes become effective for the Company for the 2016 annual period. Management has determined that the adoption of these changes will not have an impact on the Consolidated Financial Statements. Subsequent to adoption, this guidance will need to be applied by management at the end of each annual period and interim period therein to determine what, if any, impact there will be on the Consolidated Financial Statements in a given reporting period.

3.	Deferred Compensation

Deferred compensation consists of accrued and unpaid salaries of executives, which will be paid as the Company increases its cash, over time, or by obtaining additional financing.   The balance at March 31, 2015 reflects payments made during the three months in the amount of $50,000.

4.	Related Party Transactions.

From time to time, Stan Lee has appeared and will continue to appear at certain events or projects for which both he and the Company receive payments. Both Mr. Lee and the Company were paid approximately $0 and $41,000 during the three months ended March 31, 2015 and 2014, respectively. The Company believes that his ability to appear at these events enhances the Company’s brand without additional costs to the Company.

During the three months ended March 31, 2014, the Company wrote off $95,268 relating to the costs paid on behalf of SL Power Concerts (“SLPC”). For the three months ended March 31, 2015, $13,002 was collected from the other equity owner.

5.	Share-based Compensation

On March 15, 2010, the Company granted warrants to purchase a total of 1,300,000 shares of common stock to two of its executives, 650,000 shares each. The warrants vested immediately and are exercisable for five years from the date of issuance, at a strike price of $0.40 per share. The warrants were issued in conjunction with Deferred Compensation Agreements entered into which limits payment of the outstanding deferred compensation to the two executives. These warrants have an anti-dilution clause, whereby the exercise price can be adjusted downward in the event equity is raised at a price lower than $0.40 per share. The warrants expired on March 15, 2015 unexercised.

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

A gain on change in derivative liability was recorded to reflect a decrease of $0 and $2,969 for the three months ended March 31, 2015 and 2014, respectively.

The fair value of stock warrants and options at the date of grant and derivative liability were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Three Months Ended March 31,
	2015	2014
Risk-free interest rate	1.37%	1.73%
Expected life	2.75 years	3.75 years
Expected Volatility	241.14%	211.8%
Dividend yield	0.00%	0.00%

7.	Commitments and Contingencies

Legal Proceedings

From time to time the Company may become involved in various legal proceedings in the normal conduct of its business.

On February 14, 2011, the Company and its subsidiary, QED Productions, LLC, were named in a lawsuit citing, among other things, trademark infringement. The Company filed a motion to dismiss the lawsuit on March 15, 2011. On August 23, 2012, Judge Wilson of the U.S. District Court for the Central District of California dismissed the case. On October 29, 2014, the dismissal was affirmed by the Ninth Circuit Court of Appeals. A writ of certiorari to the US Supreme Court was filed on February 12, 2015. On March 30, 2015, the writ of certiorari was denied by the US Supreme Court.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Some of the statements in the Form 10-Q are forward-looking statements about what may happen in the future. Forward-looking statements include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans. The forward-looking statements in the Form 10-Q are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You should review carefully all information, including the discussion of risk factors under “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K for the year ended December 31, 2014.

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

Currently, the Company plans to focus on:

•	creating project concepts, primarily in the form of story treatments,
•	identifying select partners willing to participate in, and/or finance, the development of the Company’s projects,
•	identifying talented and suitable writers to write scripts for the Company’s projects, and
•	negotiating agreements for the production of the projects ( i.e .., the filming of a movie or television series, the creation of games, etc.)

Going Concern Qualifications

The combined cash and marketable securities of approximately $1,000,000 held by the Company on April 30, 2015 will sustain operations for an estimated five months from that date. For the three months ended March 31, 2015, the Company had net income of $185,579. However, our revenue streams fluctuate and are uncertain. The Company had net losses for the years ended December 31, 2014 and 2013 of $94,713 and $392,689, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Silver Creek Agreement provided for Silver Creek to pay the Company overhead allowance amounts equal to $700,000 per annum from 2010 through 2014, and an additional $550,000 per annum advance against certain future payments due from Silver Creek.  Silver Creek is entitled to recoup the $550,000 annual payments from proceeds of Company projects, which were in development during the term of the Silver Creek Agreement. At March 31, 2015, Silver Creek is entitled to $4,196,667 in recoupment payments.

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

Results of Operations

We believe that, due to the complex nature and long term cycle of our business operations, period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance. However, it is still important that you review the audited financial statements filed on the Form 10-K for the year ended December 31, 2014 and the related notes in addition to thoroughly reading our current plan of operations.

For Three Months Ended March 31, 2015 and 2014

The Company’s revenues for the three months ended March 31, 2015 increased by $195,420 or 35.1.0% compared to the three months ended March 31, 2014.  Revenues increased from various sources for new projects in development as well as creative consultations for third parties. The new sources of revenue may not replace the former Silver Creek revenue, will fluctuate and are uncertain in their conversion to positive cash flow.

For the three months ended March 31, 2015, net income was $185,579 compared to net loss of $180,687 for the three months ended March 31, 2014.

Net loss for the three months ended March 31, 2014 included the write-off $95,268 for expenses incurred on behalf of SLPC after a settlement with the other equity owner.

Total operating costs were reduced by $66,276, mainly due to a decrease in wages and benefits. Other expenses have been held constant compared to prior year.

Liquidity and Capital Resources

Our liquidity and capital resources were provided principally through our agreement with Silver Creek Pictures. We have a deficiency in working capital of $3,454,237 and $3,596,455 as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015 and December 31, 2014 cumulative advances received from Silver Creek were $4,196,667. Silver Creek is entitled to recoup these amounts from projects which were in development during the term of the Silver Creek Agreement.

The Silver Creek agreement expired at the end of 2014 and the agreement was not extended. During the three months ended March 31, 2015, new sources of revenues resulted in an increase in cash flow. These revenue streams relate to various new projects in development after the Silver Creek Agreement expired, as well as, creative consultation for third parties. New project development revenues need not be paid to Silver Creek and are available to the Company for operation requirements. There can be no assurances that we will be successful in continuing to find other revenue streams sufficient to support our current operational requirements.

Deferred compensations to executives totaled $1,377,917 and 1,427,917 as of March 31, 2015 and December 31, 2014, respectively. During the three months ended March 31, 2015, the Company paid down deferred compensation totaling $50,000.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of March 31, 2015.

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

SLM filed for bankruptcy protection in February 2001 and ceased operations during July 2001. SLM does not have any working relationship, association or dealings with the Company, other than the Company having acquired the right to distribute some of SLM’s intellectual property, subject to an agreement to pay SLM a royalty out of any revenues received from such intellectual property.  This SLM intellectual property has only produced approximately $2,000 of revenues from December 2001 to December 2010 and the Company does not consider it material to the Company’s business.  No revenues have been earned in the years ended December 2011 to 2015. SLM’s bankruptcy petition was eventually dismissed as a result of SLM’s failure to pay required court fees and its corporate charter was revoked by its state of incorporation, Colorado, for failure to pay franchise taxes.

On July 9, 2007, SLM filed a lawsuit in the United States District Court for the Central District of California against Stan Lee, QED and the Company entitled Stan Lee Media, Inc. v. Lee, et al. (the “SLM Suit”).   In this suit, SLM sought declaratory relief and asserted claims for misappropriation of corporate opportunity, breach of contract, civil conspiracy, an accounting for profit, violation of the Lanham Act, copyright infringement, cyber squatting, and unfair business practices naming various defendants, including the Company.  Specifically, SLM petitioned the court for an order declaring that SLM is the rightful owner of certain intellectual property and, as such, is the only entity that can use and benefit from such property. In January 2011, the U.S. District Court for the Central District of California directed that SLM file a Consolidated Complaint in that Court, consolidating all the litigation pending in that Court. In February 2011, SLM filed its Consolidated Complaint seeking substantially the same relief sought in the complaint previously filed and dismissed in New York Federal Court. In March 2011, the Company filed a motion to dismiss the newest complaint on the grounds that the claims are barred by res judicata and statutes of limitation, among other grounds, based in part on the prior New York decision. On August 23, 2012, Judge Wilson dismissed the case. On October 29, 2014, the dismissal was affirmed by the Ninth Circuit Court of Appeals. SLM filed a writ of certiorari on February 12, 2015 to the US Supreme Court. On March 30, 2015, the writ of certiorari was denied by the US Supreme Court.

ITEM 1A—RISK FACTORS

There are no changes to the risk factors set forth in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2014.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE.

ITEM 6—EXHIBITS

Exhibit No.	Description

31.1	Certification by Chief Executive Officer
31.2	Certification by Chief Financial Officer
32.1	Section 1350 Certification by Principal Executive Officer
32.2	Section 1350 Certification by Principal Financial Officer
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POW! Entertainment, Inc.

May 14, 2015	By:	/s/ GILL CHAMPION
Gill Champion
President and Chief Executive Officer
Principal Executive Officer

May 14, 2015	By:	/s/ BICK LE
Bick Le
Principal Financial Officer

