Form 10-Q
period 2015-09-30
POW! ENTERTAINMENT, INC.
filed 2015-11-16
CIK 1505892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                    to

Commission File Number: 000-52414

POW! Entertainment, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	90-0139831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9440 Santa Monica Blvd #620 Beverly Hills, CA 90210	310-275-9933
(Address of principal executive offices)	Registrant’s telephone number, including area code

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

Yes ☐                           No ☒

The number of common shares outstanding on October 31, 2015 was 132,357,356.

1

POW! ENTERTAINMENT, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. ITEM 1. FINANCIAL STATEMENTS

POW! ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2015	2014
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$759,512	$583,044
Letter of credit	32,544	32,544
Marketable securities	246,814	245,726
Accounts receivable, net	31,131	77,180
Other receivables	5,090	5,090
Prepaid expenses	26,427	18,254
TOTAL CURRENT ASSETS	1,101,518	961,838
Property and Equipment, net	9,542	20,492
INTANGIBLE AND OTHER ASSETS
Trademarks, net	18,956	18,256
TOTAL ASSETS	$1,130,016	$1,000,586

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$279,511	$130,611
Advances payable	4,196,667	4,196,667
Deferred compensation-current	200,000	200,000
Deferred Rent	13,336	24,489
Derivatives Liability	3,379	6,526
TOTAL CURRENT LIABILITIES	4,692,893	4,558,293

Deferred compensation-long term	1,077,917	1,227,917
COMMITMENT AND CONTINGENCIES, note 7
SHAREHOLDERS' DEFICIT
Common shares, $0.001 par value.
199,000,000 common shares authorized, 1,000,000 preferred shares authorized
132,357,356 common shares issued and outstanding at September 30, 2015 and December 31, 2014.	132,358	132,358
Additional paid in capital	9,622,797	9,622,797
Accumulated deficit	(14,383,926)	(14,535,382)
Accumulated other comprehensive income	(12,023)	(5,397)
TOTAL SHAREHOLDERS' DEFICIT	(4,640,794)	(4,785,624)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,130,016	$1,000,586

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

REVENUES	$757,142	$604,501	$1,876,742	$1,688,909

OPERATING COSTS AND EXPENSES
Wages and benefits	351,289	385,330	1,106,041	1,195,254
Commission	11,800	29,375	11,800	95,647
Professional fees	125,405	42,386	333,497	192,781
Promotional and marketing	10,552	10,500	32,358	32,629
Rent and office	31,743	29,797	103,508	90,791
Other general and administration	49,479	62,863	148,235	205,016

TOTAL OPERATING COSTS AND EXPENSES	580,268	560,251	1,735,439	1,812,118

INCOME (LOSS) FROM OPERATIONS	176,874	44,250	141,303	(123,209)
OTHER INCOME AND (EXPENSES)
Interest and dividend income, net	2,607	2,452	6,853	6,124
Write-off other receivables	-	-		(130,268)
Recovery of bad debt			13,002	-
Gain on change of derivative value	3,147	-	3,147	2,969
INCOME (LOSS) BEFORE TAXES	182,628	46,702	164,305	(244,384)
Income taxes		-	(12,849)	(10,950)
NET INCOME (LOSS)	$182,628	$46,702	$151,456	$(255,334)

Net income (loss) per share
Basic and diluted	$0.00	$0.00	$0.00	$(0.00)

Weighted average shares outstanding, basic and diluted	132,357,356	132,357,356	132,357,356	132,357,356

Condensed Statement of Comprehensive Income
Net income (loss)	$182,628	$46,702	$151,456	$(255,334)
Other comprehensive Income (Loss)
Unrealized gain (loss) on marketable securities	(7,746)	(4,386)	(6,626)	(6,206)
Comprehensive income (loss)	$174,882	$42,316	$144,830	$(261,540)

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$151,456	$(255,334)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,950	11,246
Loss on sale of marketable securities	-	(919)
Write off development costs	-	35,000
Write off other receivables	-	130,268
Changes in valuation of derivatives liability	(3,147)	(2,969)
Deferred Rent	(11,153)	(8,773)
Change in assets and liabilities:
Accounts receivable	46,049	66,736
Prepaid expenses	(8,173)	(14,615)
Other receivable	-	(3,293)
Accounts payable and accrued expenses	148,901	(102,194)
Advances payable	-	412,500
Deferred compensation	(150,000)	(150,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	184,883	117,653

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks	(700)	(1,425)
Purchase of property and equipment	-	(4,125)
Purchase of marketable securities	(7,715)	(82,014)
Sale of marketable securities	-	68,262

NET CASH USED IN INVESTING ACTIVITIES	(8,415)	(19,302)

NET INCREASE IN CASH	176,468	98,351
Cash and cash equivalents at beginning of period	583,044	245,585
Cash and cash equivalents at the end of period	$759,512	$343,936

Supplemental disclosures of cash flow information:
Income taxes paid in cash	$12,849	$10,950

See the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

Business Activity and Organization--The Company is a Delaware corporation, incorporated on August 17, 1998. POW! Entertainment, Inc. ("POW", "Company", “we”) has the following subsidiaries: POW! Entertainment, LLC (the operating company), QED Productions, LLC, PFD, LLC, and an inactive Delaware corporation: Pharmelle, Inc.

We have prepared the Company’s accompanying consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended, or the Exchange Act and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three and nine months ended September 30, 2015 are not indicative of the results that may be expected for the fiscal year ending December 31, 2015. You should read these unaudited consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2014.

Going Concern

Going concern is dependent upon various factors including, among others, the Company’s ability to continue to generate income and positive cash flows.

The Company relied on the Silver Creek Agreement for revenues to support the majority of our operations from 2010 to 2014. The Silver Creek Agreement as described under Revenue Recognition (Note 2) below expired in December 2014. The combined cash and marketable securities of approximately $1,000,000 held by the Company on September 30, 2015 will sustain operations through approximately January 2016. For the nine months ended September 30, 2015, the Company had net income of $151,456. However, our revenue streams fluctuate and are uncertain. The Company had net losses in the prior years ended December 31, 2014 and 2013 of $94,713 and $392,689, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has new sources of revenues, though there are no assurances that they will continue or result in immediate cash flows to sustain operational requirements. We have maintained restricted budgetary spending in the nine months ended September 30, 2015 and will evaluate further operational reductions that do not undermine future development requirements. The financial statements for the nine months ended September 30, 2015 do not contain any adjustments to reflect future effects on the recoverability or classification of assets and liabilities that may result should we not able to continue as a going concern.

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

Advances Payable -- The contract with Silver Creek also contained recoupable advance payments per annum of $550,000.The Company recorded $412,500 for the nine months ended September 30, 2014, as advances payable pursuant to the contractual clause in which the advances are recoupable by Silver Creek if at all from projects in development during the term. The Company has not met the performance measurement of the revenue and accordingly has not recorded the payments as revenue.

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

Property and Equipment—Property and equipment are stated at cost.  Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets over five years. Depreciation expense recorded for the three months ended September 30, 2015 and 2014 were $3,650 and $3,787, respectively. Depreciation expense recorded for the nine months ended September 30, 2015 and 2014 were $10,950 and $11,246, respectively.

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

The following table summarizes fair value measurements by level at September 30, 2015 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash	$759,512			$759,512
Letter of credit	$32,544			$32,544
Marketable securities	$246,814			$246,814
Derivatives liability			$3,379	$3,379

The table below sets forth a summary of changes in fair value of the Company’s Level III liabilities for the nine months ended September 30, 2015.

Balance as of December 31, 2014	$6,526
Change in Value	(3,147)
Balance as of September 30, 2015	$3,379

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

Marketable Securities— The following tables show the Company’s securities classified as available for sale with adjusted cost, unrealized gains (loss), and fair value by investment category recorded as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Adjusted Cost	Unrealized Gain (Loss)	Aggregate Fair Value	Securities Available for Sale

Mutual Funds	$258,968	$(12,154)	$246,814	$246,814

	December 31, 2014
	Adjusted Cost	Unrealized Gain (Loss)	Aggregate Fair Value	Securities Available for Sale

Mutual Funds	$251,253	$(5,527)	$245,726	$245,726

Gain on Sale of Marketable Securities—The Company sold securities classified as available for sale with adjusted cost basis of $67,343 for net proceeds of $68,262 with gain on sale totaling $919 during the nine months ended September 30, 2014. There was no sale of marketable securities during the nine months ended September 30, 2015.

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

Concentrations— The Company has two major customers that individually exceeded 10% of total revenue and accounted for 86.8% and 91.4% of total revenue for the three months ended September 30, 2015 and 2014, respectively.

The Company has two major customers that individually exceeded 10% and accounted for 58.4% of the total revenue for the nine months ended September 30, 2015. For the nine months ended September 30, 2014, one major customer accounted for 86.6% and individually exceeded 10% of the total revenue.

One customer accounted for 100% of accounts receivable as of September 30, 2015.

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

Deferred compensation consists of accrued and unpaid salaries of executives, which will be paid as the Company increases its cash, over time, or by obtaining additional financing.   The balance at September 30, 2015 reflects payments made during the nine months in the amount of $150,000.

4.	Related Party Transactions.

From time to time, Stan Lee has appeared and will continue to appear at certain events or projects for which both he and the Company receive payments. Both Mr. Lee and the Company were paid approximately $20,000 and $77,000 during the nine months ended September 30, 2015 and 2014, respectively. The Company believes that his ability to appear at these events enhances the Company’s brand without additional costs to the Company.

During the nine months ended September 30, 2014, the Company wrote off $130,268 relating to the costs paid on behalf of SL Power Concerts (“SLPC”). For the nine months ended September 30, 2015, $13,002 was collected from the other equity owner.

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

A gain on change in derivative liability was recorded to reflect a decrease of $3,147 and $2,969 for the nine months ended September 30, 2015 and 2014, respectively.

The fair value of stock warrants and options at the date of grant and derivative liability were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Nine Months Ended September 30,
	2015	2014
Risk-free interest rate	1.37%	1.78%
Expected life	2.25 years	3.25 years
Expected Volatility	278.62%	211.94%
Dividend yield	0.00%	0.00%

7.	Commitments and Contingencies

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

On August 11, 2015, Shawn Lukaszewicz filed a complaint in the Superior Court of the State of California against Stan Lee and the Company, among others, alleging multiple causes of action related to plaintiff's performance of services (the "Lukaszewicz Complaint"). Plaintiff was never an employee, independent consultant or other service provider to the Company, and has no contractual or other relationship with the Company, and the Company believes that such claims are without merit.

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

Going Concern Qualifications

The combined cash and marketable securities of approximately $1,000,000 held by the Company on September 30, 2015 will sustain operations through approximately January 2016. For the nine months ended September 30, 2015, the Company had net income of $151,456. However, our revenue streams fluctuate and are uncertain. The Company had net losses for the years ended December 31, 2014 and 2013 of $94,713 and $392,689, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Silver Creek Agreement provided for Silver Creek to pay the Company overhead allowance amounts equal to $700,000 per annum from 2010 through 2014, and an additional $550,000 per annum advance against certain future payments due from Silver Creek.  Silver Creek is entitled to recoup the $550,000 annual payments from proceeds of Company projects, which were in development during the term of the Silver Creek Agreement. At September 30, 2015, Silver Creek is entitled to $4,196,667 in recoupment payments.

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

For Three Months Ended September 30, 2015 and 2014

The Company’s revenues for the three months ended September 30, 2015 increased by $152,641 or 25.3% compared to the three months ended September 30, 2014.  The new sources of revenue may not replace the former Silver Creek revenue, will fluctuate and are uncertain in their conversion to positive cash flow.

For the three months ended September 30, 2015, net income was $182,628 compared to net income of $46,702 for the three months ended September 30, 2014.

Total operating costs were reduced overall by $20,017 in areas including decreases in wages and benefits, commission, and other general administrative. The reductions were offset by increases in legal and professional expenses of $83,020 relating to the Company’s exploration of alternative sources to replace the Silver Creek Agreement.

For Nine Months Ended September 30, 2015 and 2014

The Company’s revenues for the nine months ended September 30, 2015 increased by $187,833 or 11.1% compared to the nine months ended September 30, 2014.  Revenues increased from various sources for new projects in development as well as creative consultations for third parties. The new sources of revenue may not replace the former Silver Creek revenue, will fluctuate and are uncertain in their conversion to positive cash flow.

For the nine months ended September 30, 2015, net income was $151,456 compared to net loss of $255,334 for the nine months ended September 30, 2014.

Net loss for the nine months ended September 30, 2014 included the write-off $130,268 for expenses incurred on behalf of SLPC after a settlement with the other equity owner.

Total operating costs were reduced overall by $76,679 in areas including decreases in wages and benefits, commission, and other general administrative. The reductions were offset by increases in legal and professional expenses of $140,716 relating to the Company’s exploration of alternative sources to replace the Silver Creek Agreement.

Liquidity and Capital Resources

Our liquidity and capital resources were provided principally through our agreement with Silver Creek Pictures. We have a deficiency in working capital of $3,591,375 and $3,596,455 as of September 30, 2015 and December 31, 2014, respectively. The increase in accounts payable by $148,900 relates to the increase in legal and profession expenses. As of September 30, 2015 and December 31, 2014 cumulative advances received from Silver Creek were $4,196,667. Silver Creek is entitled to recoup these amounts from projects which were in development during the term of the Silver Creek Agreement.

The Silver Creek Agreement expired at the end of 2014 and the agreement was not extended. During the nine months ended September 30, 2015, new sources of revenues resulted in an increase in cash flow. These revenue streams relate to various new projects in development after the Silver Creek Agreement expired, as well as, creative consultation for third parties. New project development revenues need not be paid to Silver Creek and are available to the Company for operation requirements. There can be no assurances that we will be successful in continuing to find other revenue streams sufficient to support our current operational requirements.

Deferred compensations to executives totaled $1,277,917 and 1,427,917 as of September 30, 2015 and December 31, 2014, respectively. During the nine months ended September 30, 2015, the Company paid down deferred compensation totaling $150,000.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of September 30, 2015.

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

On August 11, 2015, Shawn Lukaszewicz filed a complaint in the Superior Court of the State of California against Stan Lee and the Company, among others, alleging multiple causes of action related to plaintiff's performance of services (the "Lukaszewicz Complaint"). Plaintiff was never an employee, independent consultant or other service provider to the Company, and has no contractual or other relationship with the Company, and the Company believes that such claims are without merit.

ITEM 1A—RISK FACTORS

There are no changes to the risk factors set forth in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2014.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE.

ITEM 6—EXHIBITS

Exhibit No.	Description
31.1	Certification by Principle Executive Officer
31.2	Certification by Principle Financial Officer
32.1	Section 1350 Certification by Principal Executive Officer
32.2	Section 1350 Certification by Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POW! Entertainment, Inc.

November 16, 2015	By:	/s/ GILL CHAMPION
Gill Champion
President and Chief Executive Officer
Principal Executive Officer

November 16, 2015	By:	/s/ BICK LE
Bick Le
Principal Financial Officer

