Form 10-K
period 2015-12-31
POW! ENTERTAINMENT, INC.
filed 2016-03-30
CIK 1505892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $0.001 par value

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

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐       No ☒

As of June 30, 2015 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (computed by reference to the closing price of $0.02 per share as of the last business day of the most recently completed second fiscal quarter) was $1,279,182.

Number of common shares outstanding at December 31, 2015 was 132,357,356.

POW! Entertainment, Inc.

2015 Form 10-K Annual Report

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

Item 1 Business

Going Concern Qualifications

The combined cash and marketable securities of approximately $325,000 as of March 15, 2016 will sustain operations for a short period of time. The Company has historically been reliant on the Silver Creek agreement, which expired in December 2014. The Company had net losses for the years ended December 31, 2015 and 2014 of $187,367 and $94,713, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Projects in Development

The Company begins with story ideas from Stan Lee and, until December 31, 2014 presented the ideas to Disney pursuant to the “first look” contract (See Transactions with Affiliates of The Walt Disney Company) , then third parties (such as writers, directors, producers or studios) to develop the project at the third party’s expense. Since January 1, 2015, Mr. Lee’s story ideas have been presented directly to such third parties. The Company considers a project to be “in development” once we have packaged the project and handed the project off to a third party. At that point, the project has left the control of the Company and is in the purview of the third party. Since the Company does not control the process once it is in the hands of others it is unable to indicate with much, if any, certainty when that project will be produced or the cost that such other party may incur to produce it.  The numbers of projects in development tend to vary at any given point in time, but they are in the 15-20 projects range. A majority of projects “in development” are never produced, or are produced only after lengthy delays.

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

The Silver Creek Agreement provided for Silver Creek to pay the Company overhead allowance amounts equal to $700,000 per annum from 2010 through 2014, and an additional $550,000 per annum advance against certain future payments due from Silver Creek.  Silver Creek is entitled to recoup the $550,000 annual payments from proceeds of Company projects, which were in development during the term of the Silver Creek Agreement. At December 31, 2015, Silver Creek is entitled to $4,196,667 in recoupment payments.

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

Theatrical and Television Distribution

The development of traditional media franchises such as feature film, basic television and cable television, is a lucrative market for the exploitation of the Company’s properties.  The Company intends to develop properties into television and cable shows and feature films with the goal of creating “franchises” that will enable it to maximize merchandising and licensing opportunities.  All of the projects will have fees payable to the Company for both Stan Lee and Gill Champion acting as a producer or executive producer, as well as a participation fee.  We expect that, in the future, the amount of fees payable to the Company for projects that  are produced will vary based on the circumstances of each project, market conditions, and the Company’s and Stan Lee’s reputation based on successes or failures of our projects.  At present, we believe that, in a typical deal for feature films, it would receive an executive producer fee ranging between $350,000 and $750,000 per feature film project produced, plus a share of potential “back-end” revenues or profits, as well as a share of licensing and merchandising revenues.  Although, under the Silver Creek Agreement an amount in this range is payable to the Company by Silver Creek for any feature films produced, the amount is subject to offsets to permit Silver Creek to recoup a portion of the advances and guaranteed payments.

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

Competitors of ours that are or may be our customers or partners on various projects include:

•	Disney, which is a major force in the creation and exploitation of properties and has exceptional distribution capabilities in traditional media and licensing. Disney also owns Marvel, which is one of the major comic book publishers in the world. Marvel has a library of superhero characters, the most famous of which were created or co-created by Stan Lee, that have formed the basis of many traditional media properties. Among these are Spider-Man™, the X-Men™, Iron-Man™, the Incredible Hulk™, and Daredevil™.

•	Time Warner, Inc., which is not only a leading authority in film and television, but also owns DC Comics, a major competitor of Marvel.

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

See “Risk Factors – Developing projects into commercially successful programs may be difficult”

Employees

The Company had 12 employees as of March 15, 2016.  We may engage independent consultants in the future as needed to assist in the execution of our strategy.

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

Stan Lee’s creative output is important to our business plan.   Although the Company has an inventory of Stan Lee’s treatments and holds the rights and title to the Stan Lee brand by assignment from Stan Lee, the Company’s success is still based on the future creative output and marketing presence of Stan Lee, who is 93 years old.  The Company has a number of projects based on Stan Lee’s creations in development at present and its goal is to develop a sufficient number of these projects in order to produce an ongoing revenue stream well after the time that Stan Lee remains active to alleviate this risk.  The Company also intends to hire a number of writers to supplement and complement Stan Lee’s output.  However, no assurances can be given that these plans will be successful.

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

Risks Relating to Our Securities.

The Company’s Securities are quoted on the OTCQB which leads to lack of liquidity, volatility and other problems.   The Company's Common Stock is quoted on the OTCQB under the symbol POWN.  The quoted price of the Company’s Common Stock has ranged from approximately $0.01 to $0.02 during the year daily volume has ranged from 100 shares to approximately 1,071,513 shares.  No assurance can be given that an active trading market in the Company's securities will be sustained. Factors such as the Company's operating results, changes in financial estimates, laws, rules or regulations, and general market conditions may have a significant impact on the market price of the Company's securities. The market price for the securities of public companies often experience wide fluctuations, which are not necessarily related to the operating performance of such public companies.  For companies traded in the OTCQB, it is more difficult to obtain accurate quotes and obtain coverage for significant news events to promote and gain exposure for companies. This may cause difficulty in conducting trades.

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

Item 1B—Unresolved Staff Comments

None

Item 2 – Property

We lease 2,034 square feet of office space for our corporate office located at 9440 Santa Monica Boulevard, Beverly Hills, California pursuant to a lease which expires on June 30, 2016.  The minimum future rents totals approximately $57,000 per annum.

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

On August 11, 2015, Shawn Lukaszewicz filed a complaint in the Superior Court of the State of California against Stan Lee and the Company, among others, alleging multiple causes of action related to plaintiff's performance of services (the "Lukaszewicz Complaint"). Plaintiff was never an employee, independent consultant or other service provider to the Company, and has no contractual or other relationship with the Company, and the Company believes that such claims are without merit. The parties have filed a number of motions in Superior Court relating to this matter.

Item 4 – [Removed and Reserved]

PART II

Item 5.  Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

Our shares of Common Stock are quoted in the OTCQB under the trading symbol “POWN”.

The following table sets forth the high and low bid price for our Common Stock during 2015 and 2014. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
2014
Quarter Ended March 31, 2014	$0.05	$0.02
Quarter Ended June 30, 2014	$0.03	$0.02
Quarter Ended September 30, 2014	$0.03	$0.02
Quarter Ended December 31, 2014	$0.02	$0.01
2015
Quarter Ended March 31, 2015	$0.02	$0.01
Quarter Ended June 30, 2015	$0.02	$0.01
Quarter Ended September 30, 2015	$0.02	$0.01
Quarter Ended December 31, 2015	$0.02	$0.01

On March 15, 2016 the closing sale price of our common stock was $0.02.

Holders

As of March 15, 2016 there were 41 registered holders of our Common Stock.

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

Cash Requirements

The Company had an agreement with Silver Creek Pictures, Inc. (“Silver Creek”), an affiliate of The Walt Disney Company, pursuant to which Silver Creek paid the Company $2.5 million per year through the end of 2014. Of such $2,500,000 payment, $1,250,000 was made for making Stan Lee available to consult on the exploitation of the assets of Marvel Entertainment acquired by Disney in late 2009, $700,000 was payment for the right to have a “first look” at the Company’s development projects and the right to acquire any such properties, in Silver Creek’s discretion and $550,000 was an advance against future development projects.  The Company was obligated to pay a commission to an unrelated third party equal to 10% of all net amounts paid by Silver Creek pursuant to its agreement with the Company.

The Silver Creek agreement expired in December 2014. During 2015, the Company found various strategic new partners to develop new projects which resulted in the revenues received in 2015. The revenue sources did not replace the Silver Creek agreement and are one-off revenue streams. As of March 15, 2016, the Company had cash and cash equivalent of approximately $325,000. The amount will sustain operations only for a short time.

The Company is still currently exploring various other sources of revenues, but there can be no assurances that we will be successful in finding other revenue streams sufficient to support our current operational requirements and we may need to scale back operations, defer executive salaries and reduce staff members. See Item 1 Business Going Concern Qualifications.

Research and Development

The Company is the process of completing a number of concepts that could be produced.  The costs of production of these concepts are currently borne by other parties and not by the Company. The Company incurred development costs $35,000 to contracted writers for various scripts developed during previous years. The development cost was written off in full in 2014.

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

For Years Ended December 31, 2015 and 2014

The Company’s revenues for the year ended December 31, 2015 were $2,214,642 compared to $2,395,243 for the year ended December 31, 2014.

Revenues were generated by project developments in overseas with other joint ventures in China, totaling approximately $800,000. Other revenues were generated from various one-time projects including $257,000 for ten episodes of Lucky Man—a television series that aired in England on SkyTV beginning in January 2016. Lucky Man was renewed for season 2 with an additional ten episodes. Revenues for season 2 would approximate similar fee structures as season 1.

For the year ended December 31, 2015, net loss totaled $187,367 compared to net loss of $94,713 for the year ended December 31, 2014.

Net loss for year ended December 31, 2014 consisted of a write-off for the receivable of $130,268 from the other equity partner of SL Power Concerts.

General and administrative expenses increased by $54,692 or 2.3% for the year ended December 31, 2015 compared to the year ended December 31, 2014. However, the increase was mainly in Professional fees by $293,238. All other expense including salaries, commission and other general administrative decreased by $235,293.

Liquidity and Capital Resources

Our liquidity and capital resources were provided principally through our agreement with Silver Creek Pictures, which ended in December 2014. We have a deficiency in working capital of $3,985,553 and $3,596,455 as of December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014 cumulative advances received from Silver Creek was $4,196,667, and such amount remained unchanged as of December 31, 2015. This amount is recoupable by Silver Creek solely from projects which were in development during the term.

The Silver Creek agreement expired in December 2014 and the agreement was not extended. The Company is currently exploring various other sources of revenues, but there can be no assurances that we will be successful in finding other revenue streams sufficient to support our current operational requirements. During 2015, the Company found various strategic new partners to develop new projects which resulted in the revenues received in 2015. The revenue sources did not replace the Silver Creek agreement and are one-time revenue streams, such as Lucky Man from SkyTV. The Company is exploring sources of cash as advances on projects or loans from third parties. There are no assurances that the Company will be successful at obtaining such funds. As of March 15, 2016, the Company had cash and cash equivalent of approximately $325,000. The amount will sustain operations until April 2016.

Deferred compensations to executives totaled $1,227,917 and $1,427,917 as of December 31, 2015 and 2014, respectively. During 2015, the Company paid down deferred compensation totaling $200,000.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

POW! Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of POW! Entertainment, Inc. (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, shareholders’ deficit, and cash flows for the years then ended. POW! Entertainment, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of POW! Entertainment, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring net losses and has a working capital deficiency of approximately $400,000 as of December 31, 2015. The Company has been reliant on the annual cash flows from its contract with Silver Creek Pictures, which expired in December 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose, Snyder & Jacobs LLP

Encino, California

March 30, 2016

POW! ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

(AUDITED)

	DECEMBER 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$382,266	$583,044
Letter of credit	32,544	32,544
Marketable securities	239,848	245,726
Accounts receivable, net of allowance for doubtful accounts of $0	97,235	77,180
Other receivables	5,090	5,090
Prepaid expenses	22,691	18,254
TOTAL CURRENT ASSETS	779,674	961,838
Property and Equipment, net	5,892	20,492
INTANGIBLE AND OTHER ASSETS
Trademarks, net	18,113	18,256
Development Fees	-	-
TOTAL ASSETS	$803,679	$1,000,586

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$355,651	$130,611
Advances payable	4,196,667	4,196,667
Deferred compensation-current	200,000	200,000
Deferred Rent	9,530	24,489
Derivatives Liability	3,379	6,526
TOTAL CURRENT LIABILITIES	4,765,227	4,558,293

Deferred compensation-long term	1,027,917	1,227,917
COMMITMENT AND CONTINGENCIES, note 8
SHAREHOLDERS' DEFICIT
Common shares, $0.001 par value. 199,000,000 common shares authorized, 1,000,000 preferred shares authorized 132,357,356 common shares issued and outstanding at December 31, 2015 and 2014, respectively	132,358	132,358
Additional paid in capital	9,622,797	9,622,797
Accumulated deficit	(14,722,749)	(14,535,382)
Accumulated other comprehensive income	(21,871)	(5,397)
TOTAL SHAREHOLDERS' DEFICIT	(4,989,465)	(4,785,624)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$803,679	$1,000,586

See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2015 AND 2014

(AUDITED)

	DECEMBER 31,
	2015	2014

REVENUES	$2,214,642	$2,395,243

OPERATING COSTS AND EXPENSES
Wages and benefits	1,461,332	1,556,469
Commission	44,113	129,097
Professional fees	525,515	232,277
Promotional and Marketing	43,109	43,143
Rent and office	135,541	127,074
Other general and administration	205,447	272,305

TOTAL OPERATING COSTS AND EXPENSES	2,415,057	2,360,365

INCOME( LOSS) FROM OPERATIONS	(200,415)	34,878

OTHER INCOME AND (EXPENSES)
Dividend and Interest income, net	9,748	8,658
Write off other receivable	-	(130,268)
Recovery of bad debt	13,002	-
Gain on change of derivative value	3,147	2,969

LOSS BEFORE TAXES	(174,518)	(83,763)

Income taxes	(12,849)	(10,950)

NET LOSS	$(187,367)	$(94,713)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	132,357,356	132,357,356

Condensed Statement of Comprehensive Income
Net Loss	$(187,367)	$(94,713)
Other comprehensive Loss
Unrealized loss on marketable securities	(16,474)	(10,084)
Comprehensive Loss	$(203,841)	$(104,797)

See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2015 AND 2014

(AUDITED)

	DECEMBER 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(187,367)	$(94,713)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,893	16,497
Gain on sale of marketable securities	-	(919)
Write off development costs	-	35,000
Changes in valuation of derivatives liability	(3,147)	(2,969)
Write off other receivables	-	130,268
Deferred Rent	(14,959)	(11,786)
Change in assets and liabilities:
Accounts receivable	(20,055)	54,556
Prepaid expenses	(4,437)	(3,274)
Other receivable	-	(3,293)
Accounts payable and accrued expenses	225,040	(110,087)
Advances payable	-	550,000
Deferred compensation	(200,000)	(200,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(189,032)	359,280

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks	(1,150)	(1,425)
Purchase of property and equipment	-	(4,125)
Purchase of marketable securities	(10,596)	(84,533)
Sale of marketable securities	-	68,262

NET CASH USED IN INVESTING ACTIVITIES	(11,746)	(21,821)

NET INCREASE (DECREASE) IN CASH	(200,778)	337,459
Cash and cash equivalents at beginning	583,044	245,585
Cash and cash equivalents at end of the year	$382,266	$583,044

Supplemental disclosures of cash flow information:
Income taxes paid in cash	$12,849	$10,950

See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

YEARS ENDED DECEMBER 31, 2015 AND 2014

(AUDITED)

	Common Stock		Accumulated Other Comprehensive Income	Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount

Balance, December 31, 2013	132,357,356	$132,358	$4,687	$9,622,797	$(14,440,669)	$(4,680,827)
Accumulated other comprehensive income			(10,084)			(10,084)
Net loss					(94,713)	(94,713)
Balance, December 31, 2014	132,357,356	$132,358	$(5,397)	$9,622,797	$(14,535,382)	$(4,785,624)
Accumulated other comprehensive income			(16,474)			(16,474)
Net loss					(187,367)	(187,367)
Balance, December 31, 2015	132,357,356	$132,358	$(21,871)	$9,622,797	$(14,722,749)	$(4,989,465)

See Report of the Independent Registered Public Accounting Firm and the accompanying notes to consolidated financial statements.

POW! ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company and Basis of Presentation

Business Activity and Organization— The Company is a Delaware corporation, incorporated on August 17, 1998. POW! Entertainment, Inc. ("POW", "Company", “we”) has the following subsidiaries: POW! Entertainment, LLC (the operating company), QED Productions, LLC, PFD, LLC, and an inactive Delaware corporation: Pharmelle, Inc.

QED Productions, LLC was formed in 2001 to acquire rights to license intellectual properties and creative assets of Mr. Stan Lee stemming from the bankruptcy of Stan Lee Media (“SLM”). The Company was not required to contribute any up-front consideration. The Company agreed with SLM that it would share revenue generated from the licensing of these properties. From the fiscal years ended December 31, 2001 to December 31, 2015, approximately $2,200 of revenue has been generated for SLM and approximately $14,000 of revenue has been generated for the Company. No revenues from the intellectual properties acquired by QED were earned for the year ended December 31, 2015 and 2014, respectively. Given the minimal revenues to date and the fact that none of the properties owned by QED are currently in development, the Company has valued these assets at $0.

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

The Company has relied on the Silver Creek Agreement for revenues to support the majority of our operations since 2010. The Silver Creek Agreement as described under Revenue Recognition (Note 2) below expired in December 2014. The agreement was not extended beyond December 2014. The combined cash and marketable securities of approximately $325,000 at March 15, 2016 and will sustain operations for only a short period of time. The Company had net losses for the years ended December 31, 2015 and 2014 of $187,367 and $94,713, respectively, and has a negative working capital balance of approximately $400,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently exploring various other sources of revenues, but there can be no assurances that we will be successful in finding other revenue streams sufficient to support our operational requirements and we may need to scale back operations, defer executive salaries and reduce staff members. The financial statements for the year ended December 31, 2015 do not contain any adjustments to reflect future effects on the recoverability or classification of assets and liabilities that may result should we not able to continue as a going concern.

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

Advances Payable — The contract with Silver Creek also contained recoupable advance payments per annum of $550,000.The Company recorded the full $550,000 for the year ended December 31, 2014 as advances payable pursuant to the contractual clause in which the advances are recoupable by Silver Creek if at all from projects in development during the term. The Company has not met the performance measurement of the revenue and accordingly has not recorded the payments as revenue.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements. We have identified the most significant areas of estimation and assumptions as being estimation of the allowance for doubtful accounts, estimation of derivatives liabilities, and estimation of the net deferred income tax asset valuation allowance.

Cash, Cash Equivalents and Marketable Securities— Cash, cash equivalents and marketable securities include cash, certificates of deposit, mutual funds and liquid investments with original maturities of three months or less.

Concentration of Credit Risk— The Company maintains cash at financial institutions which may, at times, exceed insured limits.

Accounts Receivable— The Company extends credit to its customers.  These customers have specific contracts that detail the payments expected under their contract terms.  Accounts receivable are customer obligations due under these contract terms.  Management reviews accounts receivable on a regular basis, based on contracted terms and how recently payments have been received, to determine if any such amounts will potentially be uncollected.  After all attempts to collect a receivable have failed, the receivable is written off.

Property and Equipment— Property and equipment are stated at cost.  Depreciation is provided for using the straight-line method over the estimated useful lives of the assets over five years. For the years ended December 31, 2015 and 2014, depreciation expenses were $14,600 and $15,032, respectively.

Investment in SL Power Concerts—The Company formed a joint venture with a third party for 50% equity ownership with an investment of $50,000 and accounted for under the equity method. Loss on investment in the joint venture as of December 31, 2013 totaled $217,268 and includes a write-down of the initial equity investment of $50,000. A recovery of $13,002 was received during the year ended December 31, 2015.

Development Costs— The Company capitalizes costs directly related to the creation and development of intellectual properties that are incurred by non-employees, related to the development of scripts and stories. The Company periodically reviews the properties in development to determine whether they will ultimately be used in the production of a film. The costs capitalized are written off if the property has not been set for production within three years from the time of the first capitalized transaction. During the year ended December 31, 2014, development costs of $35,000 were written off since it was determined that production would not proceed after three years from the time of the first capitalized transaction.

Intellectual Property —Intellectual property consisted of trademarks registered with the US Patent and Trademark Office. Trademarks are being amortized over 10 years to 20 years. Amortization expense was $1,294 and $1,465 for the years ended December 31, 2015 and 2014, respectively.

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

The following table summarizes fair value measurements by level at December 31, 2015 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash	$382,266			$382,266
Letter of credit	$32,544			$32,544
Marketable securities	$239,848			$239,848
Derivatives liability			$3,379	$3,379

The table below sets forth a summary of changes in fair value of the Company’s Level III liabilities for the year ended December 31, 2015.

Balance as of December 31, 2014	$6,526
Change in Value	(3,147)
Balance as of December 31, 2015	$3,379

The Company’s management believes the carrying amounts of accounts receivable, accounts payable and accrued expense approximate fair value due to their short maturity.

Valuation of Derivative Instruments—ASC 815-40 (formerly SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”)  requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”) to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula. At December 31, 2015, the Company adjusted its derivative liability to its fair value, and reflected the decrease of $3,379, which represents the gain on change in derivative.

Marketable Securities— The following tables show the Company’s securities classified as available for sale with adjusted cost, unrealized gains (loss), and fair value by investment category recorded as of December 31, 2015 and December 31, 2014:

	December 31, 2015
	Adjusted Cost	Unrealized Gain (Loss)	Aggregate Fair Value	Securities Available for Sale

Mutual Funds	$261,849	$(22,001)	$239,848	$239,848

	December 31, 2014
	Adjusted Cost	Unrealized Gain (Loss)	Aggregate Fair Value	Securities Available for Sale

Mutual Funds	$251,253	$(5,527)	$245,726	$245,726

Gain on Sale of Marketable Securities—The Company sold securities classified as available for sale with adjusted cost basis of $67,343 for net proceeds of $68,262 with gain on sale totaling $919 during the year ended December 31, 2014. There were no sales of securities during the year ended December 31, 2015.

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

The Company adopted guidance issued by the FASB that clarifies the accounting for uncertainties in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended December 31, 2015 and 2014.

Earnings Per Share—Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common share equivalents had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. For the years ended December 31, 2015 and 2014, the diluted earnings per share are the same as basic earnings per share as the 1,650,000 warrants outstanding would have an anti-dilutive effect.

Concentrations—The Company has two major customers that individually exceeded 10% of total revenue and accounted for 49.5% for the year ended December 31, 2015. One major customer accounted for 81.4% of total revenue for the year ended December 31, 2014.

One customer who is not a major customer accounted for 100.0% of total accounts receivable as of December 31, 2015 and December 31, 2014, respectively.

Recently Issued or Newly Adopted Accounting Standards— In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. The company is currently evaluating the potential impact of this standard on its Consolidated Financial Statements, as well as the available transition methods.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update intends to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information and addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The new standard affects all entities that hold financial assets or owe financial liabilities. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the consolidated financial condition, results of operations or liquidity of the Company.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of this standard, if any, on its Consolidated Financial Statements.

3.    Deferred Compensation

Deferred compensation consists of accrued for unpaid salaries of executives, which will be paid as the Company increases its cash, over time, or by obtaining additional financing.   The balance at December 31, 2015 reflects payments made during the year in the amount of $200,000.

4.    Related Party Transactions

From time to time, Stan Lee has appeared and will continue to appear at certain events or projects for which both he and the Company receive payments. Both the Company and Mr. Lee were paid approximately $25,000 and $41,000, respectively, during 2015 and 2014. The Company believes that his ability to appear at these events enhances the Company’s brand without additional costs to the Company.

During the year ended December 31, 2013, the Company paid $297,536 of costs on behalf of SL Power Concerts (“SLPC”). At December 31, 2013, $130,268 was due from the other equity owner of SLPC. During the year ended December 31, 2013, the Company wrote off $217,268 of amounts due from SLPC, including the Company’s initial investment in SLPC of $50,000. As of December 31, 2013, SLPC had been dissolved. The Company wrote off the other receivable of $130,268 due from the other equity owner of SLPC during the year ended December 31, 2014. During 2015, the Company collected $13,002 from the settlement.

5.    Share-based Compensation

On March 15, 2010, the Company granted warrants to purchase a total of 1,300,000 shares of common stock to two of its executives, 650,000 shares each. The warrants vested immediately and were exercisable for five years from the date of issuance, at a strike price of $0.40 per share. The warrants were issued in conjunction with Deferred Compensation Agreements entered into which limits payment of the outstanding deferred compensation to the two executives. These warrants had an anti-dilution clause, whereby the exercise price could have been adjusted downward in the event equity was raised at a price lower than $0.40 per share. The outstanding number of warrants at December 31, 2014 was 1,300,000 shares. On March 16, 2015, the warrants expired unexercised.

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

A gain on change in derivative liability was recorded to reflect a decrease of $3,147 and $2,969 for the years ended December 31, 2015 and 2014, respectively.

The fair value of stock warrants and options at the date of grant and derivative liability were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Years Ended December 31,
	2015	2014
Risk-free interest rate	1.76%	1.65%
Expected life	2 years	3 years
Expected Volatility	305.4%	249.7%
Dividend yield	0.00%	0.00%

7.    Income taxes

The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is subject to income tax examinations by state tax authorities and federal tax authorities for all tax years.

The deferred tax assets are mainly comprised of net loss carryforwards and expenses not currently deductible. The Company has Federal net loss carryforwards of approximately $5.1 million that expires through 2035. The net loss carryforwards can be used to offset a certain amount of taxable income in future years, therefore generating deferred income tax assets. The net loss carryforwards are subject to significant limitations by Section 382 of IRS code due to changes in ownership.

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes was as follows for the years ended December 31, 2014 and 2013:

	2015	2014

Income tax computed at federal statutory tax rate	$(59,336)	$(28,479)
Non-deductible expenses	(1,070)	(1,010)
Change in valuation allowance	75,140	38,272
State taxes, net of federal benefit	(1,885)	2,167
Total expense	$12,849	$10,950

At December 31, 2015, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets of approximately $4.2 million would not be realized. Accordingly, the Company has recorded a valuation allowance equal to 100% of its total deferred tax assets.

8.    Commitments and Contingencies

Operating leases

The Company has an operating lease agreement for its corporate office facility, which expires on June 30, 2016.  The lease contains a 6.5 month rent abatement. The lease renewal is pending negotiations with the landlord for an extension.

Future minimum rental payments are as follows:

Year ended December 31
2016	57,000
Thereafter	-
Total	$57,000

Total lease expense was $94,613 for the years ended December 31, 2015 and 2014, respectively.

Legal Proceedings

From time to time the Company may become involved in various legal proceedings in the normal conduct of its business.

On February 14, 2011, the Company and its subsidiary, QED Productions, LLC, were named in a lawsuit citing, among other things, trademark infringement. The Company filed a motion to dismiss the lawsuit on March 15, 2011. On August 23, 2012, Judge Wilson of the U.S. District Court for the Central District of California dismissed the case. On October 29, 2014, the dismissal was affirmed by the Ninth Circuit Court of Appeals. SMI filed a writ of certiorari to the US Supreme Court on February 12, 2015, which was denied on March 30, 2015.

On August 11, 2015, Shawn Lukaszewicz filed a complaint in the Superior Court of the State of California against Stan Lee and the Company, among others, alleging multiple causes of action related to plaintiff's performance of services (the "Lukaszewicz Complaint"). Plaintiff was never an employee, independent consultant or other service provider to the Company, and has no contractual or other relationship with the Company, and the Company believes that such claims are without merit.  The parties have filed a number of motions in Superior Court relating to this matter.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of December 31, 2015. We have disclosed to our auditors and the Board of Directors the following material weaknesses of our internal controls which render our disclosure controls and procedures ineffective:

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

The Company assessed the effectiveness of its internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, management has concluded that, as of December 31, 2015, our internal control over financial reporting was not effective.

Based on its evaluation, the Company's President and Chief Financial Officer identified a major deficiency that existed in the design or operation of its internal control over financial reporting that it considers to be a “material weakness”. The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” The material weaknesses were first identified at the beginning of 2010 and remained unchanged through December 31, 2015 and are as follow:

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

Item 9B- Other Information

None

PART III

Item 10-Directors, Executive Officers, and Corporate Governance

Our directors, executive officers and other significant employees, their ages and positions are as follows:

Name	AGE	Position with the Company
Stan Lee	93	Chairman of the Board, Director and Chief Creative Officer
Gill Champion	74	President, Director and Chief Executive Officer
Bick Le	42	Principal Accounting Officer

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

Bick Le, Principal Financial Officer

Bick Le joined the Company in December 2010. Prior to joining the Company, Ms. Le served as Manager of Financial Reporting at the apparel company Frederick’s of Hollywood for three years and spent five years at Fineman, West & Company, a boutique CPA firm located in Beverly Hills. Currently, Ms. Le also serves as Chief Financial Officer for an apparel company located in Los Angeles.

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

ITEM 11.  Executive Compensation

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Grant $ (1)	Nonqualified Deferred Compensation Earnings ($)(1)	All other Compensation ($)(2)	Total ($)

Stan Lee, Chairman of the Board,	2015	$300,000			$100,000		$400,000
Chief Creative Officer	2014	$300,000			$100,000		$400,000

Gill Champion, President, Chief	2015	$475,000				$23,960	$498,960
Executive Officer, Director	2014	$475,000				$23,996	$498,996

Bick Le,	2015	$48,000					$48,000
Principal Financial Officer	2014	$132,667					$132,667

(1) Included in this amount is $100,000 of deferred compensation pursuant to the employment contract referenced below.

(2) Payments for monthly automobile expenses.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners.

The following tables set forth information as of March 9, 2016, with respect to the beneficial ownership of the outstanding shares of the Company’s Common Stock by: (i) each person known by the Company to beneficially own five percent or more of the outstanding shares; (ii) executive officers and directors; and (iii) all executive officers and directors as a group.  A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within sixty (60) days.

Name and Address of Owner	Amount and Nature of Beneficial Owner	Percentage (%) Of Class

Directors and Executive Officers
Stan Lee (1) (2)(3) 9440 Santa Monica Blvd, #620 Beverly Hills, CA 90210	32,703,273	24.7%

Gill Champion (1)(2)(6) 9440 Santa Monica Blvd, #620 Beverly Hills, CA 90210	24,739,998	18.7%

Bick Le (1) 9440 Santa Monica Blvd, #620 Beverly Hills, CA 90210	1,158,608	0.9%

Total shares owned by Executive Officers and Directors (4) (6)	58,601,879	44.3%

5% Shareholders
The POW! Entertainment Trust (4) 9440 Santa Monica Blvd, #620 Beverly Hills, CA 90210	8,796,353	6.6%

Joan B. Lee Trust (4) 9440 Santa Monica Blvd, #620 Beverly Hills, CA 90210	32,703,273	24.7%

Catalyst Investments, LLC(5) c/o The Walt Disney Company 500 South Buena Vista St Burbank, CA, 91521	13,172,153	10.0%

(1)	Executive Officer of the Company.

(2)	Director of the Company.

(3)	Includes 32,703,273 shares held by the Joan B. Lee Gift Trust that may be deemed to be beneficially owned by Stan Lee as trustee.

(4)	Shares held in trust by third party trustee, Paul G. Sessler.

(5)	Catalyst Investments, LLC is affiliated with The Walt Disney Company.

(6)	Includes shares held by his wife, Claudia Adelman, that may be deemed to be beneficially owned by Gill Champion. Gill Champion disclaims beneficial ownership of the shares owned by Claudia Adelman.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions.

At December 31, 2015, the Company owed Mr. Lee $632,500 for compensation which had been deferred without interest during prior periods dating back to 2001.

The employment agreements for Messrs Lee and Champion are described in Item 11 above. Copies of such agreements have been filed as exhibits to the Company’s Form 10-K.

From time to time, Stan Lee has appeared and will continue to appear at certain events or projects for which both he and the Company receive payments. Both the Company and Mr. Lee were paid approximately $25,000 and $41,000, respectively, during 2015 and 2014. The Company believes that his ability to appear at these events enhances the Company’s brand without additional costs to the Company.

Director Independence

Our Board has determined that none of our directors are independent under the NASDAQ Stock Market listing rules.

Item 14. Principal Accountant Fees and Services.

Rose, Snyder & Jacobs LLP serve as our independent registered public accounting firm and their report on the Company’s audited financial statements is included in Item 8 above for the years ended December 31, 2015 and 2014. The aggregate fees billed by the Rose, Snyder & Jacobs LLP for professional services rendered for the audited financial statements and other services are as follows for the years ended December 31, 2015 and 2014:

	2015	2014

Audit fees	$52,500	$51,500
Tax fees	7,500	8,350
Total	$60,000	$59,850

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

March 30, 2016	POW! Entertainment, Inc.

	By:	/s/ GILL CHAMPION
Gill Champion
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ GILL CHAMPION	President, Director, Chief Executive Officer	March 30, 2016
Gill Champion	(Principal Executive Officer)

/s/ STAN LEE	Chairman and Chief Creative Officer	March 30, 2016
Stan Lee

/s/ BICK LE	Principal Financial Officer	March 30, 2016
Bick Le

Exhibit No.	Exhibit Index	Method of Filing

3.1	Restated Certificate of Incorporation of POW! Entertainment, Inc., dated December 6, 2010	Incorporated by reference as Exhibit 3.1 to Form 10 filed December 10, 2010

3.2	By-Laws of POW! Entertainment Inc., as amended and restated effective June 11, 2012	Incorporated by reference as Exhibit 3.3 to Form 8-K filed June 14, 2012

4.1	Form of Warrant granted to the Stanley L. Compton, Trustee of the Compton Family Trust dated April 11, 1988	Incorporated by reference as Exhibit 4.1 to Form 10 filed December 10, 2010

4.2	Form of Warrant Agreement granting warrants to Arthur Lieberman and Stan Lee	Incorporated by reference as Exhibit 4.2 to Form 10 filed December 10, 2010

4.3	Amendment to Form of Warrant granted to The Stanley L. Compton, Trustee of the Compton Family Trust dated April 11, 1988	Incorporated by reference as Exhibit 4.3 to Form 10-K filed March 29, 2013

10.1	Overall Agreement Dated as of March 20, 2006 Between Silver Creek Pictures, Inc. and POW! Entertainment, Inc. For Services of Stan Lee (“Silver Creek Agreement”)	Incorporated by reference as Exhibit 10.1 to Form 10 filed December 10, 2010

10.2	Amendment Letter to Silver Creek Agreement, dated March 20, 2006	Incorporated by reference as Exhibit 10.2 to Form 10 filed December 10, 2010

10.3	Amendment Letter to Silver Creek Agreement, dated September 12, 2006	Incorporated by reference as Exhibit 10.3 to Form 10 filed December 10, 2010

10.4	Amendment Letter to Silver Creek Agreement, dated March 13, 2007 (“Second Amendment”)	Incorporated by reference as Exhibit 10.4 to Form 10 filed December 10, 2010

10.5	Amendment Letter to Silver Creek Agreement, dated September 10, 2007 (“Third Amendment”)	Incorporated by reference as Exhibit 10.5 to Form 10 filed December 10, 2010

10.6	Amendment Letter to Silver Creek Agreement, dated May 2, 2008 (“Fourth Amendment”)	Incorporated by reference as Exhibit 10.6 to Form 10 filed December 10, 2010

10.7	Amendment Letter to Silver Creek Agreement, dated December 18, 2009 (“Fifth Amendment”)	Incorporated by reference as Exhibit 10.7 to Form 10 filed December 10, 2010

10.8	Stock Purchase Agreement, dated December 31, 2009 by and between POW! Entertainment, Inc. and Catalyst Investments, LLC	Incorporated by reference as Exhibit 10.8 to Form 10 filed December 10, 2010

10.09	Letter Agreement between Catalyst and the Company dated December 31, 2009	Incorporated by reference as Exhibit 10.09 to Form 10 filed December 10, 2010

10.10	Employment Agreement-Stan Lee, dated as of January 1, 2010 between POW! Entertainment, Inc. and Stan Lee	Incorporated by reference as Exhibit 10.10 to Form 10 filed December 10, 2010

10.11	Employment Agreement-Champion, dated as of January 1, 2010 between POW! Entertainment, Inc. and Gill Champion	Incorporated by reference as Exhibit 10.11 to Form 10 filed December 10, 2010

10.12	Employment Agreement-Lieberman, dated as of January 1, 2010 between POW! Entertainment, Inc. and Arthur Lieberman	Incorporated by reference as Exhibit 10.12 to Form 10 filed December 10, 2010

10.13	Amended and Restated Deferred Compensation Payment Agreement dated as of November 22, 2010 by and among POW! Entertainment, Inc., Stan Lee and Arthur Lieberman	Incorporated by reference as Exhibit 10.13 to Form 10 filed December 10, 2010

10.14	Agreement, dated as of June 8, 2005 between Stanley L. Compton and POW! Entertainment, Inc.	Incorporated by reference as Exhibit 10.14 to Form 10 filed December 10, 2010

10.15	Agreement, dated as of September 9, 2010 between Cooper Global Communications and POW! Entertainment, Inc.	Incorporated by reference as Exhibit 10.15 to Form 10-K filed March 28, 2011

10.16	Amendment to Employment Agreements-Stan Lee, Dated December 1, 2011 and referred to in Exhibit 10.10	Incorporated by reference as Exhibit 10.16 to Form 10-K Filed March 23, 2012

10.17	Agreement, dated June 1, 2011 between POW! Entertainment and Bick Le	Incorporated by reference as Exhibit 10.17 to Form 10-Q filed August 4, 2011

10.18	Amendment to Employment Agreements-Gill Champion, dated December 1, 2011 and referred to in Exhibit 10.11	Incorporated by reference as Exhibit 10.18 to Form 10-K filed March 23, 2012

10.19	Amendment to Employment Agreements-Arthur Lieberman, dated December 1, 2011 and referred to in Exhibit 10.12	Incorporated by reference as Exhibit 10.19 to Form 10-K filed March 23, 2012

10.20	Indemnity Agreements dated December 2004	Incorporated by reference as Exhibit 10.20 to Form 10-K filed March 23, 2012

10.21	Agreement, dated June 11, 2012 between POW! Entertainment and Bick Le	Incorporated by reference as Exhibit 10.21 to Form 10-Q filed August 14, 2012

21	Subsidiaries of Registrant	Incorporated by reference as Exhibit 21 to Form 10 filed December 10, 2010

Exhibit No.	Exhibit Index	Method of Filing
31.1	Certification by Chief Executive Officer	Filed herewith
31.2	Certification by Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification by Principal Executive Officer	Filed herewith
32.2	Section 1350 Certification by Principal Financial Officer	Filed herewith
101.INS	XBRL Instance Document.	Filed herewith
101.SCH	XBRL Taxonomy Schema.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith

