Form 10-Q
period 2016-03-31
POW! ENTERTAINMENT, INC.
filed 2016-05-13
CIK 1505892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016.

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

Yes  ☐                           No  ☒

The number of common shares outstanding on April 29, 2016 was 132,357,356.

POW! ENTERTAINMENT, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I.           ITEM 1. FINANCIAL STATEMENTS

POW! ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2016

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$195,810	$382,266
Letter of credit	32,544	32,544
Marketable securities	-	239,848
Accounts receivable, net	100,000	97,235
Other receivables	5,090	5,090
Prepaid expenses	13,898	22,691
TOTAL CURRENT ASSETS	347,342	779,674
Property and Equipment, net	2,260	5,892
INTANGIBLE AND OTHER ASSETS
Trademarks, net	18,563	18,113
TOTAL ASSETS	$368,165	$803,679

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$532,205	$355,651
Advances payable	4,196,667	4,196,667
Deferred compensation-current	200,000	200,000
Deferred Rent	5,155	9,530
Derivatives Liability	6,936	3,379
TOTAL CURRENT LIABILITIES	4,940,963	4,765,227

Deferred compensation-long term	977,917	1,027,917
COMMITMENT AND CONTINGENCIES, note 7
SHAREHOLDERS' DEFICIT
Common shares, $0.001 par value.
199,000,000 common shares authorized, 1,000,000 preferred shares authorized 132,357,356 common shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	132,358	132,358
Additional paid in capital	9,622,797	9,622,797
Accumulated deficit	(15,305,870)	(14,722,749)
Accumulated other comprehensive income	-	(21,871)
TOTAL SHAREHOLDERS' DEFICIT	(5,550,715)	(4,989,465)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$368,165	$803,679

See the accompanying notes to consolidated unaudited financial statements.

POW! ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

	March 31,
	2016	2015

REVENUES	$108,613	$752,958

OPERATING COSTS AND EXPENSES
Wages and benefits	353,651	385,603
Professional fees	211,207	90,710
Promotional and Marketing	10,736	10,500
Rent and office	33,186	32,038
Other general and administration	56,592	52,246

TOTAL OPERATING COSTS AND EXPENSES	665,372	571,097

INCOME( LOSS) FROM OPERATIONS	(556,759)	181,861

OTHER INCOME AND (EXPENSES)
Dividend and Interest income, net	1,955	1,665
Loss on sale of marketable securities	(24,010)
Recovery of bad debt	-	13,002
Loss on change of derivative value	(3,557)	-

INCOME (LOSS) BEFORE TAXES	(582,371)	196,528

Income taxes	(750)	(10,949)

NET INCOME (LOSS)	$(583,121)	$185,579

Net income (loss) per share
Basic and diluted	$(0.00)	$0.00

Weighted average shares outstanding, basic and diluted	132,357,356	132,357,356

Condensed Statement of Comprehensive Income
Net Income (Loss)	$(583,121)	$185,579
Other comprehensive Income(Loss)
Unrealized gain (loss) on marketable securities	21,871	2,989
Comprehensive Income (Loss)	$(561,250)	$188,568

See the accompanying notes to unaudited consolidated financial statements.

POW! ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(583,121)	$185,579
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,632	3,650
Loss on sale of marketable securities	24,010	-
Changes in valuation of derivatives liability	3,557	-
Deferred Rent	(4,375)	(3,541)
Change in assets and liabilities:
Accounts receivable	(2,765)	(22,820)
Prepaid expenses	8,793	(18,497)
Accounts payable and accrued expenses	176,555	66,203
Deferred compensation	(50,000)	(50,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(423,714)	160,574

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks	(450)	-
Purchase of marketable securities	(2,875)	(2,527)
Sale of marketable securities	240,583	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	237,258	(2,527)

NET INCREASE (DECREASE) IN CASH	(186,456)	158,047
Cash and cash equivalents at beginning	382,266	583,044
Cash and cash equivalents at end	$195,810	$741,091

Supplemental disclosures of cash flow information:
Income taxes paid in cash	$750	$10,950

See the accompanying notes to consolidated unaudited financial statements.

POW! ENTERTAINMENT, INC

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

Business Activity and Organization—The Company is a Delaware corporation, incorporated on August 17, 1998. POW! Entertainment, Inc. ("POW", "Company", “we”) has the following subsidiaries: POW! Entertainment, LLC (the operating company), QED Productions, LLC, PFD, LLC, and an inactive Delaware corporation: Pharmelle, Inc.

We have prepared the Company’s accompanying consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended, or the Exchange Act and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three months ended March 31, 2016 are not indicative of the results that may be expected for the fiscal year ending December 31, 2016. You should read these unaudited consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2015.

Subsequent Event

On April 12, 2016, the Company entered into a promissory note under which it may receive advances of up to $680,000 from a party with which the Company has a joint venture. The balance currently outstanding is $260,000. The advances bear interest at the Prime Rate announced by Citibank, N. A., from time to time, and are to be repaid with principal at the maturity date of December 31, 2016, unless sooner due as a result of a change in control of the Company. The Note may be prepaid, in whole or in part, at any time without penalty.

Going Concern Qualifications

The Company’s operation will be sustained for three months by the advances from a promissory note entered into subsequent to March 31, 2016. For the three months ended March 31, 2016, the Company had net loss $583,121 and has a negative working capital balance of approximately $4,600,000. Revenues fluctuate and are uncertain and these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently exploring various other sources of revenues, but there can be no assurances that we will be successful in finding other revenue streams sufficient to support our operational requirements and we may need to scale back operations, defer executive salaries and reduce staff members. The financial statements for the three months ended March 31, 2016 do not contain any adjustments to reflect future effects on the recoverability or classification of assets and liabilities that may result should we not able to continue as a going concern.

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

We have identified the first tier of estimates and assumptions as significant areas of estimation and assumptions to be the valuation of derivatives liabilities from the utilization of the Black-Scholes Pricing Model, which has inherent volatility that may greatly differ from the actual results. The second tier of estimation consists of the allowance for doubtful accounts and the net deferred income tax asset valuation allowance. While we deem the latter estimates to be significant, their infrequent occurrence in our operations are considered secondary compared to the first tier.

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

Property and Equipment—Property and equipment are stated at cost.  Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets over five years. Depreciation expense recorded for the three months ended March 31, 2016 and 2015 were $3,632 and $3,650, respectively.

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

The following table summarizes fair value measurements by level at March 31, 2016 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash	$195,810			$195,810
Letter of credit	$32,544			$32,544
Derivatives liability			$6,936	$6,936

The table below sets forth a summary of changes in fair value of the Company’s Level III liabilities for the three months ended March 31, 2016.

Balance as of December 31, 2015	$3,379
Change in Value	3,557
Balance as of March 31, 2016	$6,936

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

Marketable Securities— The following tables show the Company’s securities classified as available for sale with adjusted cost, unrealized gains (loss), and fair value by investment category recorded as of December 31, 2015:

	December 31, 2015
	Adjusted Cost	Unrealized Gain (Loss)	Aggregate Fair Value	Securities Available for Sale

Mutual Funds	$261,849	$(22,001)	$239,848	$239,848

Loss on Sale of Marketable Securities—The Company sold securities classified as available for sale with adjusted cost basis of $264,724 for net proceeds of $240,583 with a loss on sale totaling $24,010 during the three months ended March 31, 2016. There was no sale of marketable securities during the three months ended March 31, 2015.

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

Concentrations—The Company had one major customer that individually exceeded 10% of total revenue and accounted for 92% of total revenue for the three months ended March 31, 2016. The same customer accounted for 100% of the total accounts receivable as of March 31, 2016.

The Company had five major customers that individually exceeded 10% of total revenue and accounted for 85.5% of total revenue for the three months ended March 31, 2015. One customer who is a major customer accounted for 100% of the total accounts receivable as of March 31, 2015.

Recently Issued or Newly Adopted Accounting Standards—In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update intends to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information and addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The new standard affects all entities that hold financial assets or owe financial liabilities. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the consolidated financial condition, results of operations or liquidity of the Company.

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

In April 2016, the FASB issued AS 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the Board’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09 which is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

3.	Advances Payable

The contract with Silver Creek contained recoupable advance payments per annum of $550,000 for five years. The agreement ended December 31, 2014. The amounts were recorded by the Company as advances payable pursuant to the contractual clause in which the advances are recoupable by Silver Creek if at all from projects in development during the term of the agreement. As of March 31, 2016, cumulative advances received from Silver Creek were $4,196,667 and such amount remains unchanged. This amount is recoupable by Silver Creek solely from projects which were in development during the term of the agreement. At March 31, 2016, the Company had no projects “in development” under the agreement with Silver Creek, so no recoupment payments were owed.

4.	Deferred Compensation

Deferred compensation consists of accrued and unpaid salaries of executives, which will be paid as the Company increases its cash, over time, or by obtaining additional financing.   The balance at March 31, 2016 reflects payments made during the three months in the amount of $50,000.

5.	Related Party Transactions.

From time to time, Stan Lee has appeared and will continue to appear at certain events or projects for which both he and the Company receive payments. There were no fees paid to Mr. Lee or the Company the three months ended March 31, 2016 and 2015, respectively. The Company believes that his ability to appear at these events enhances the Company’s brand without additional costs to the Company.

For the three months ended March 31, 2015, $13,002 was collected from the equity partner from Stan Lee Power Concerts (“SLPC”), which was previously written-off as bad debt.

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

A loss on change in derivative liability was recorded to reflect a increase of $3,557 and $0 for the three months ended March 31, 2016 and 2015, respectively.

The fair value of stock warrants and options at the date of grant and derivative liability were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Three Months Ended March 31,
	2016	2015
Risk-free interest rate	1.21%	1.37%
Expected life	1.75 years	2.75 years
Expected Volatility	315.31%	241.14%
Dividend yield	0.00%	0.00%

7.	Commitments and Contingencies

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Some of the statements in the Form 10-Q are forward-looking statements about what may happen in the future. Forward-looking statements include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans. The forward-looking statements in the Form 10-Q are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. Our actual results could be very different from and worse than our expectations for various reasons. You should review carefully all information, including the discussion of risk factors under “Item 1A: Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K for the year ended December 31, 2015.

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

Subsequent Event

On April 12, 2016, the Company entered into a promissory note under which it may receive advances of up to $680,000 from a party with which the Company has a joint venture. The balance currently outstanding is $260,000. The advances bear interest at the Prime Rate announced by Citibank, N. A., from time to time, and are to be repaid with principal at maturity on December 31, 2016, unless sooner due as a result of a change in control of the Company. The Note may be prepaid, in whole or in part, at any time without penalty.

Going Concern Qualifications

The Company’s operation will be sustained for three months by the advances from a promissory note entered into subsequent to March 31, 2016. For the three months ended March 31, 2016, the Company had net loss $583,121 and has a negative working capital balance of approximately $ 4,600,000. Revenues have fluctuated and are uncertain and these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Projects in Development

The Company begins with story ideas from Stan Lee and, prior to January 2015 presented the ideas to Disney pursuant to the “first look” contract (See Transactions with Affiliates of The Walt Disney Company ), then third parties (such as writers, directors, producers or studios) to develop the project at the third party’s expense. The Company considers a project to be “in development” once we have packaged the project and handed the project off to a third party. At that point, the project has left the control of the Company and is in the purview of the third party. Since the Company does not control the process once it is in the hands of others it is unable to indicate with much, if any, certainty when that project will be produced or the cost that such other party may incur to produce it.  The numbers of projects in development tend to vary at any given point in time, but they are in the 15-20 projects range. A majority of projects “in development” are never produced, or are produced only after lengthy delays.

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

The Silver Creek Agreement provided for Silver Creek to pay the Company overhead allowance amounts equal to $700,000 per annum from 2010 through 2014, and an additional $550,000 per annum advance against certain future payments due from Silver Creek.  Silver Creek is entitled to recoup the $550,000 annual payments from proceeds of Company projects, which were in development during the term of the Silver Creek Agreement. At March 31, 2015, Silver Creek was entitled to $4,196,667 in recoupment payments. At March 31, 2016, the Company had no projects “in development” under the agreement with Silver Creek, so no recoupment payments were owed.

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

We have identified the first tier of estimates and assumptions as significant areas of estimation and assumptions to be the valuation of derivatives liabilities from the utilization of the Black-Scholes Pricing Model, which has inherent volatility that may greatly differ from the actual results. The second tier of estimation consists of the allowance for doubtful accounts and the net deferred income tax asset valuation allowance. While we deem the latter estimates to be significant, their infrequent occurrence in our operations are considered secondary compared to the first tier.

Results of Operations

We believe that, due to the complex nature and long term cycle of our business operations, period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as an indication of future performance. However, it is still important that you review the audited financial statements filed on the Form 10-K for the year ended December 31, 2015 and the related notes in addition to thoroughly reading our current plan of operations.

For Three Months Ended March 31, 2016 and 2015

The Company’s revenues for the three months ended March 31, 2016 decreased by $644,345 or 85.6% compared to the three months ended March 31, 2015.  The new sources of revenue did not result in similar revenue streams compared to 2015 revenues. Project development revenues have fluctuated and are uncertain.

For the three months ended March 31, 2016, net loss was $583,121 compared to net income of $185,579 for the three months ended March 31, 2015.

Total operating costs increased by $94,275, mainly due to increases in professional fees relating to the Company’s exploration of alternative sources to replace the Silver Creek Agreement. Other expenses have been held constant compared to prior year.

Liquidity and Capital Resources

Historically, our liquidity and capital resources were provided principally through our agreement with Silver Creek Pictures. We have a deficiency in working capital of $4,593,621 and $3,985,553 as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, cumulative advances received from Silver Creek were $4,196,667 and such amount remains unchanged. This amount is recoupable by Silver Creek solely from projects which were in development during the term of the agreement. At March 31, 2016, the Company had no projects “in development” under the agreement with Silver Creek, so no recoupment payments were owed.

The Silver Creek agreement expired in December 2014 and the agreement was not extended. The Company is currently exploring various other sources of revenues, but there can be no assurances that we will be successful in finding other revenue streams sufficient to support our current operational requirements. During 2015, the Company found various strategic new partners to develop new projects which resulted in the revenues received in 2015. The revenue sources did not replace the Silver Creek agreement and were one-time revenue streams, such as Lucky Man from SkyTV.

Subsequent to March 31, 2016, the Company entered into a promissory note under which we will receive advances of up to $680,000 from a party with which the Company has a joint venture.  The balance currently outstanding is $260,000. The advances bear interest at the Prime Rate announced by Citibank, N. A., from time to time, and are to be repaid with principal at maturity on December 31, 2016, unless sooner due as a result of a change in control of the Company. The Note may be prepaid, in whole or in part, at any time without penalty.

Deferred compensation due to executives totaled $1,177,917 and 1,227,917 as of March 31, 2016 and December 31, 2015, respectively. During the three months ended March 31, 2016, the Company paid down deferred compensation totaling $50,000.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of March 31, 2016.

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

ITEM 1A—RISK FACTORS

There are no changes to the risk factors set forth in the “Risk Factors” section of our Form 10-K for the year ended December 31, 2015.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 6—EXHIBITS

Exhibit No.	Exhibit Index	Method of Filing

3.1	Restated Certificate of Incorporation of POW! Entertainment, Inc., dated December 6, 2010	Incorporated by reference as Exhibit 3.1 to Form 10 filed December 10, 2010

3.2	By-Laws of POW! Entertainment Inc., as amended and restated effective June 11, 2012	Incorporated by reference as Exhibit 3.3 to Form 8-K filed June 14, 2012

4.1	Form of Warrant granted to the Stanley L. Compton, Trustee of the Compton Family Trust dated April 11, 1988	Incorporated by reference as Exhibit 4.1 to Form 10 filed December 10, 2010

4.2	Form of Warrant Agreement granting warrants to Arthur Lieberman and Stan Lee	Incorporated by reference as Exhibit 4.2 to Form 10 filed December 10, 2010

4.3	Amendment to Form of Warrant granted to The Stanley L. Compton, Trustee of the Compton Family Trust dated April 11, 1988	Incorporated by reference as Exhibit 4.3 to Form 10-K filed March 29, 2013

10.1	Overall Agreement Dated as of March 20, 2006 Between Silver Creek Pictures, Inc. and POW! Entertainment, Inc. For Services of Stan Lee (“Silver Creek Agreement”)	Incorporated by reference as Exhibit 10.1 to Form 10 filed December 10, 2010

10.2	Amendment Letter to Silver Creek Agreement, dated March 20, 2006	Incorporated by reference as Exhibit 10.2 to Form 10 filed December 10, 2010

10.3	Amendment Letter to Silver Creek Agreement, dated September 12, 2006	Incorporated by reference as Exhibit 10.3 to Form 10 filed December 10, 2010

10.4	Amendment Letter to Silver Creek Agreement, dated March 13, 2007 (“Second Amendment”)	Incorporated by reference as Exhibit 10.4 to Form 10 filed December 10, 2010

10.5	Amendment Letter to Silver Creek Agreement, dated September 10, 2007 (“Third Amendment”)	Incorporated by reference as Exhibit 10.5 to Form 10 filed December 10, 2010

10.6	Amendment Letter to Silver Creek Agreement, dated May 2, 2008 (“Fourth Amendment”)	Incorporated by reference as Exhibit 10.6 to Form 10 filed December 10, 2010

10.7	Amendment Letter to Silver Creek Agreement, dated December 18, 2009 (“Fifth Amendment”)	Incorporated by reference as Exhibit 10.7 to Form 10 filed December 10, 2010

10.8	Stock Purchase Agreement, dated December 31, 2009 by and between POW! Entertainment, Inc. and Catalyst Investments, LLC	Incorporated by reference as Exhibit 10.8 to Form 10 filed December 10, 2010

10.09	Letter Agreement between Catalyst and the Company dated December 31, 2009	Incorporated by reference as Exhibit 10.09 to Form 10 filed December 10, 2010

10.10	Employment Agreement-Stan Lee, dated as of January 1, 2010 between POW! Entertainment, Inc. and Stan Lee	Incorporated by reference as Exhibit 10.10 to Form 10 filed December 10, 2010

10.11	Employment Agreement-Champion, dated as of January 1, 2010 between POW! Entertainment, Inc. and Gill Champion	Incorporated by reference as Exhibit 10.11 to Form 10 filed December 10, 2010

10.12	Employment Agreement-Lieberman, dated as of January 1, 2010 between POW! Entertainment, Inc. and Arthur Lieberman	Incorporated by reference as Exhibit 10.12 to Form 10 filed December 10, 2010

10.13	Amended and Restated Deferred Compensation Payment Agreement dated as of November 22, 2010 by and among POW! Entertainment, Inc., Stan Lee and Arthur Lieberman	Incorporated by reference as Exhibit 10.13 to Form 10 filed December 10, 2010

10.14	Agreement, dated as of June 8, 2005 between Stanley L. Compton and POW! Entertainment, Inc.	Incorporated by reference as Exhibit 10.14 to Form 10 filed December 10, 2010

10.15	Agreement, dated as of September 9, 2010 between Cooper Global Communications and POW! Entertainment, Inc.	Incorporated by reference as Exhibit 10.15 to Form 10-K filed March 28, 2011

10.16	Amendment to Employment Agreements-Stan Lee, Dated December 1, 2011 and referred to in Exhibit 10.10	Incorporated by reference as Exhibit 10.16 to Form 10-K Filed March 23, 2012

10.17	Agreement, dated June 1, 2011 between POW! Entertainment and Bick Le	Incorporated by reference as Exhibit 10.17 to Form 10-Q filed August 4, 2011

10.18	Amendment to Employment Agreements-Gill Champion, dated December 1, 2011 and referred to in Exhibit 10.11	Incorporated by reference as Exhibit 10.18 to Form 10-K filed March 23, 2012

10.19	Amendment to Employment Agreements-Arthur Lieberman, dated December 1, 2011 and referred to in Exhibit 10.12	Incorporated by reference as Exhibit 10.19 to Form 10-K filed March 23, 2012

10.20	Indemnity Agreements dated December 2004	Incorporated by reference as Exhibit 10.20 to Form 10-K filed March 23, 2012

10.21	Agreement, dated June 11, 2012 between POW! Entertainment and Bick Le	Incorporated by reference as Exhibit 10.21 to Form 10-Q filed August 14, 2012

10.22	Promissory Note, dated April 12, 2016	Incorporated by reference as Exhibit 10.22 to Form 8-K filed April 16, 2016

Exhibit No.	Exhibit Index	Method of Filing
31.1	Certification by Chief Executive Officer	Filed herewith
31.2	Certification by Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification by Principal Executive Officer	Filed herewith
32.2	Section 1350 Certification by Principal Financial Officer	Filed herewith

101.INS	XBRL Instance Document.	Filed herewith
101.SCH	XBRL Taxonomy Schema.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POW! Entertainment, Inc.

May 13, 2016	By:	/s/ GILL CHAMPION
Gill Champion
President and Chief Executive Officer
Principal Executive Officer

May 13, 2016	By:	/s/ BICK LE
Bick Le
Principal Financial Officer

