Form 10-Q
period 2016-06-30
POW! ENTERTAINMENT, INC.
filed 2016-08-15
CIK 1505892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016.

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

 Yes  ☐                           No  ☒

 The number of common shares outstanding on July 29, 2016 was 132,357,356.

POW! ENTERTAINMENT, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. ITEM 1. FINANCIAL STATEMENTS

POW! ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2016

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$378,106	$382,266
Letter of credit	32,544	32,544
Marketable securities	438	239,848
Accounts receivable, net	100,000	97,235
Other receivables	2,297	5,090
Prepaid expenses	40,722	22,691
TOTAL CURRENT ASSETS	554,107	779,674
Property and equipment, net	3,892	5,892
INTANGIBLE AND OTHER ASSETS
Trademarks, net	18,563	18,113
TOTAL ASSETS	$576,562	$803,679

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$474,502	$355,651
Note payable	680,000	-
Advances payable	4,196,667	4,196,667
Deferred compensation-current	200,000	200,000
Deferred rent	-	9,530
Derivatives liability	4,908	3,379
TOTAL CURRENT LIABILITIES	5,556,077	4,765,227

Deferred compensation-long term	927,917	1,027,917
COMMITMENT AND CONTINGENCIES, note 8
SHAREHOLDERS' DEFICIT
Common shares, $0.001 par value. 199,000,000 common shares authorized, 1,000,000 preferred shares authorized 132,357,356 common shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	132,358	132,358
Additional paid in capital	9,622,797	9,622,797
Accumulated deficit	(15,662,587)	(14,722,749)
Accumulated other comprehensive income	-	(21,871)
TOTAL SHAREHOLDERS' DEFICIT	(5,907,432)	(4,989,465)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$576,562	$803,679

See the accompanying notes to consolidated unaudited financial statements.

POW! ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

REVENUES	$123,850	$366,642	$232,463	$1,119,600

OPERATING COSTS AND EXPENSES
Wages and benefits	351,487	369,149	705,138	754,752
Professional fees	43,162	117,382	254,369	208,092
Promotional and marketing	11,208	11,306	21,944	21,806
Rent and office	32,318	39,727	65,504	71,765
Other general and administration	34,758	46,510	91,350	98,756

TOTAL OPERATING COSTS AND EXPENSES	472,933	584,074	1,138,305	1,155,171

LOSS FROM OPERATIONS	(349,083)	(217,432)	(905,842)	(35,571)
OTHER INCOME AND (EXPENSES)
Interest and dividend income, net	438	2,580	2,393	4,246
Loss on marketable securities	-	-	(24,010)
Recovery of bad debt	-	-	-	13,002
Gain on change of derivative value	2,028	-	(1,529)	-
LOSS BEFORE TAXES	(346,617)	(214,852)	(928,988)	(18,323)
Income taxes	(10,100)	(1,900)	(10,850)	(12,849)
NET LOSS	$(356,717)	$(216,752)	$(939,838)	$(31,172)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding, basic and diluted	132,357,356	132,357,356	132,357,356	132,357,356

Condensed Statement of Comprehensive Income
Net Loss	$(356,717)	$(216,752)	$(939,838)	$(31,172)
Other comprehensive Income (Loss)
Unrealized gain (loss) on marketable securities	-	(1,869)	21,871	1,120
Comprehensive Loss	$(356,717)	$(218,621)	$(917,967)	$(30,052)

See the accompanying notes to consolidated unaudited financial statements.

POW! ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

	JUNE 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(939,838)	$(31,172)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,767	7,300
Loss on sale of marketable securities	24,010	-
Loss on disposal of fixed assets	232	-
Changes in valuation of derivatives liability	1,529	-
Deferred Rent	(9,530)	(7,347)
Change in assets and liabilities:
Accounts receivable	(2,765)	77,180
Other receivable	2,793	-
Prepaid expenses	(18,031)	(11,600)
Accounts payable and accrued expenses	118,852	87,907

Deferred compensation	(100,000)	(100,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(920,981)	22,268

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks	(450)	-
Purchase of marketable securities	(3,312)	(5,107)
Sale of marketable securities	240,583	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	236,821	(5,107)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	680,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	680,000	-

NET INCREASE (DECREASE) IN CASH	(4,160)	17,161
Cash and cash equivalents at beginning of period	382,266	583,044
Cash and cash equivalents at end of period	$378,106	$600,205

Supplemental disclosures of cash flow information:
Income taxes paid in cash	$10,850	$12,849

See the accompanying notes to consolidated unaudited financial statements.

POW! ENTERTAINMENT, INC

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

Business Activity and Organization—The Company is a Delaware corporation, incorporated on August 17, 1998. POW! Entertainment, Inc. ("POW", "Company", “we”) has the following subsidiaries: POW! Entertainment, LLC (the operating company), QED Productions, LLC, PFD, LLC, and an inactive Delaware corporation: Pharmelle, Inc.

We have prepared the Company’s accompanying consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended, or the Exchange Act and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three and six months ended June 30, 2016 are not indicative of the results that may be expected for the fiscal year ending December 31, 2016. You should read these unaudited consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2015.

Going Concern Qualifications

The Company's operation will be sustained through August 2016 by the promissory note from a party with which the Company has a joint venture. For the six months ended June 30, 2016, the Company had a net loss of $939,838 and has a negative working capital balance of approximately $5,000,000. Revenues fluctuate and are uncertain and these conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company is currently exploring various other sources of revenues, but there can be no assurances that we will be successful in finding other revenue streams sufficient to support our operational requirements and we may need to scale back operations, defer executive salaries and reduce staff members. The financial statements for the three and six months ended June 30, 2016 do not contain any adjustments to reflect future effects on the recoverability or classification of assets and liabilities that may result should we not able to continue as a going concern.

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

Property and Equipment—Property and equipment are stated at cost.  Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets over three to five years. Depreciation expense recorded for the three months ended June 30, 2016 and 2015 were $636 and $3,650, respectively. Depreciation expense recorded for the six months ended June 30, 2016 and 2015 were $1,767 and $7,300, respectively

Fair Value Measurements—The Company measures its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. exit price) in an orderly transaction between market participants at the measurement date. Additionally, the Company is required to provide disclosure and categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e. inputs) used in the valuation. Level 1 provides the most reliable measure of fair value while Level 3 generally requires significant management judgment. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The fair value hierarchy is defined as follows:

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

The following table summarizes fair value measurements by level at June 30, 2016 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash	$378,106			$378,106
Letter of credit	$32,544			$32,544
Marketable securities	$438			$438
Derivatives liability			$4,908	$4,908

The table below sets forth a summary of changes in fair value of the Company’s Level III liabilities for the six months ended June 30, 2016.

Balance as of December 31, 2015	$3,379
Change in Value	1,529
Balance as of June 30, 2016	$4,908

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

Marketable Securities consisted of $438 in cash and cash equivalents as of June 30, 2016.

Loss on Sale of Marketable Securities—The Company sold securities classified as available for sale with adjusted cost basis of $264,724 for net proceeds of $240,583 with a loss on sale totaling $24,010 during the six months ended June 30, 2016. There was no sale of marketable securities during the six months ended June 30, 2015.

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

 Concentrations—The Company had two major customers that individually exceeded 10% of total revenue and accounted for 96% of total revenue for the three months ended June 30, 2016. Two other major customers individually exceeded 10% of total revenue and accounted 93% of total revenue for the three months ended June 30, 2015.

The Company had two major customers that individually exceeded 10% of total revenue and accounted for 86% of total revenue for the six months ended June 30, 2016. The Company had three other major customers that individually exceeded 10% of total revenue and accounted for 61% of total revenue for the six months ended June 30, 2015. One customer who is a major customer accounted for 100% of the total accounts receivable as of June 30, 2016.

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

The contract with Silver Creek contained recoupable advance payments per annum of $550,000 for five years. The agreement ended December 31, 2014. The amounts were recorded by the Company as advances payable pursuant to the contractual clause in which the advances are recoupable by Silver Creek if at all from projects in development during the term of the agreement. As of June 30, 2016, cumulative advances received from Silver Creek were $4,196,667 and such amount remains unchanged. This amount was recoupable by Silver Creek solely from projects which were in development during the term of the agreement. At June 30, 2016, the Company had no projects “in development” under the agreement with Silver Creek, so no recoupment payments were owed.

4.	Deferred Compensation

Deferred compensation consists of accrued and unpaid salaries of executives, which will be paid as the Company increases its cash, over time, or by obtaining additional financing.   The balance at June 30, 2016 reflects payments made during the three months in the amount of $100,000.

5.	Related Party Transactions.

From time to time, Stan Lee has appeared and will continue to appear at certain events or projects for which both he and the Company receive payments. There were no fees paid to Mr. Lee or the Company during the six months ended June 30, 2016 and 2015, respectively. The Company believes that his ability to appear at these events enhances the Company’s brand without additional costs to the Company.

For the six months ended June 30, 2015, $13,002 was collected from the equity partner from Stan Lee Power Concerts (“SLPC”), which was previously written-off as bad debt.

The Company entered into a promissory note for $680,000 from a party with which the Company has a joint venture. The balance currently outstanding is $680,000. The advances bear interest at the Prime Rate announced by Citibank, N. A., from time to time, and are to be repaid with principal at the maturity date of December 31, 2016, unless sooner due as a result of a change in control of the Company. The Note may be prepaid, in whole or in part, at any time without penalty.

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

A loss on change in derivative liability was recorded to reflect an increase of $1,529 and $0 for the six months ended June 30, 2016 and 2015, respectively.

The fair value of stock warrants and options at the date of grant and derivative liability were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Six Months Ended June 30,
	2016	2015
Risk-free interest rate	1.01%	1.63%
Expected life	1.5 years	2.5 years
Expected Volatility	313.98%	248.62%
Dividend yield	0.00%	0.00%

7.	Note Payable

The Company entered into a promissory note for $680,000 from a party with which the Company has a joint venture. The balance currently outstanding is $680,000. The advances bear interest at the Prime Rate announced by Citibank, N. A., from time to time, and are to be repaid with principal at the maturity date of December 31, 2016, unless sooner due as a result of a change in control of the Company. The Note may be prepaid, in whole or in part, at any time without penalty.

8.	Commitments and Contingencies

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

On August 11, 2015, Shawn Lukaszewicz filed a complaint in the Superior Court of the State of California against Stan Lee and the Company, among others, alleging multiple causes of action related to plaintiff's performance of services. Plaintiff was never an employee, independent consultant or other service provider to the Company, and has no contractual or other relationship with the Company, and the Company believes that such claims are without merit. The parties have filed a number of motions in Superior Court relating to this matter.

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

Currently, the Company plans to focus on:

•	creating project concepts, primarily in the form of story treatments,
•	identifying select partners willing to participate in, and/or finance, the development of the Company’s projects,
•	identifying talented and suitable writers to write scripts for the Company’s projects, and

•	negotiating agreements for the production of the projects (i.e ., the filming of a movie or television series, the creation of games, etc.)

Going Concern Qualifications

The Company's operation will be sustained through August 2016 by the promissory note from a party with which the Company has a joint venture. For the six months ended June 30, 2016, the Company had net a loss of $939,838 and has a negative working capital balance of approximately $5,000,000. Revenues have fluctuated and are uncertain and these conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

For Three Months Ended June 30, 2016 and 2015

The Company's revenues for the three months ended June 30, 2016 decreased by $242,792 or 66% compared to the three months ended June 30, 2015. Our new sources of revenue did not result in similar revenue streams compared to 2015 revenues. Project development revenues have fluctuated and are uncertain.

For the three months ended June 30, 2016, net loss was $356,717 compared to net loss of $216,752 for the three months ended June 30, 2015.

Total operating costs decreased by $111,141, mainly due decreases in wages and benefits and professional fees compared to prior year. Other expenses have been held constant compared to prior year.

For Six Months Ended June 30, 2016 and 2015

The Company's revenues for the six months ended June 30, 2016 decreased by $877,137 or 79% compared to the six months ended June 30, 2015. Our new sources of revenue did not result in similar revenue streams compared to 2015 revenues. Project development revenues have fluctuated and are uncertain.

For the six months ended June 30, 2016, net loss was $939,838 compared to net loss of $31,172 for the six months ended June 30, 2015.

Total operating costs decreased by $16,866 mainly due to decreases in wages and benefits offset by increases in professional fees relating to the Company’s exploration of alternative sources to replace the Silver Creek Agreement. Other expenses have been held constant compared to prior year.

Liquidity and Capital Resources

Historically, our liquidity and capital resources were provided principally through our agreement with Silver Creek Pictures. We have a deficiency in working capital of $5,001,970 and $3,985,553 as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, cumulative advances received from Silver Creek were $4,196,667 and such amount remains unchanged. This amount was recoupable by Silver Creek solely from projects which were in development during the term of the agreement. At June 30, 2016, the Company had no projects “in development” under the agreement with Silver Creek, so no recoupment payments were owed.

The Silver Creek agreement expired in December 2014 and the agreement was not extended. The Company is currently exploring various other sources of revenues, but there can be no assurances that we will be successful in finding other revenue streams sufficient to support our current operational requirements. During 2015, the Company found various strategic new partners to develop new projects which resulted in the revenues received in 2015. The revenue sources did not replace the Silver Creek agreement and were one-time revenue streams. The Company continues to search for new strategic partners.

The Company entered into a promissory note for $680,000 from a party with which the Company has a joint venture. The balance currently outstanding is $680,000. The advances bear interest at the Prime Rate announced by Citibank, N. A., from time to time, and are to be repaid on December 31, 2016, unless sooner due as a result of a change in control of the Company or the Company's bankruptcy. The Note may be prepaid, in whole or in part, at any time without penalty.

Deferred compensation due to executives totaled $1,127,917 and 1,227,917 as of June 30, 2016 and December 31, 2015, respectively. During the six months ended June 30, 2016, the Company paid down deferred compensation totaling $100,000.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of June 30, 2016.

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

On August 11, 2015, Shawn Lukaszewicz filed a complaint in the Superior Court of the State of California against Stan Lee and the Company, among others, alleging multiple causes of action related to plaintiff's performance of services. Plaintiff was never an employee, independent consultant or other service provider to the Company, and has no contractual or other relationship with the Company, and the Company believes that such claims are without merit. The parties have filed a number of motions in Superior Court relating to this matter.

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

POW! Entertainment, Inc.

August 15, 2016	By:	/s/ GILL CHAMPION
Gill Champion
President and Chief Executive Officer
Principal Executive Officer

August 15, 2016	By:	/s/ BICK LE
Bick Le
Principal Financial Officer