Form 10-Q
period 2016-09-30
POW! ENTERTAINMENT, INC.
filed 2016-11-14
CIK 1505892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016.

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

 Yes  ☐                           No  ☒

 The number of common shares outstanding on October 28, 2016 was 132,357,356.

POW! ENTERTAINMENT, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. ITEM 1. FINANCIAL STATEMENTS

POW! ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$188,163	$382,266
Letter of credit	32,544	32,544
Marketable securities	283	239,848
Accounts receivable, net	-	97,235
Other receivables	2,297	5,090
Prepaid expenses	30,687	22,691
TOTAL CURRENT ASSETS	253,974	779,674
Property and equipment, net	3,279	5,892
INTANGIBLE AND OTHER ASSETS
Trademarks, net	19,213	18,113
TOTAL ASSETS	$276,466	$803,679

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$492,543	$355,651
Note payable	680,000	-
Advances payable	4,196,667	4,196,667
Deferred compensation-current	200,000	200,000
Deferred rent	1,620	9,530
Derivatives liability	4,908	3,379
TOTAL CURRENT LIABILITIES	5,575,738	4,765,227

Deferred compensation-long term	877,917	1,027,917
COMMITMENT AND CONTINGENCIES, note 8
SHAREHOLDERS' DEFICIT
Common shares, $0.001 par value.
199,000,000 common shares authorized, 1,000,000 preferred shares authorized
132,357,356 common shares issued and outstanding
at September 30, 2016 and December 31, 2015, respectively	132,358	132,358
Additional paid in capital	9,622,797	9,622,797
Accumulated deficit	(15,932,344)	(14,722,749)
Accumulated other comprehensive income	-	(21,871)
TOTAL SHAREHOLDERS' DEFICIT	(6,177,189)	(4,989,465)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$276,466	$803,679

See the accompanying notes to consolidated unaudited financial statements.

POW! ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

REVENUES	$250,896	$757,142	$483,359	$1,876,742

OPERATING COSTS AND EXPENSES
Wages and benefits	323,278	351,289	1,028,416	1,106,041
Commission	500	11,800	500	11,800
Professional fees	77,504	125,405	331,873	333,497
Promotional and marketing	10,500	10,552	32,444	32,358
Rent and office	47,583	31,743	113,087	103,508
Other general and administration	61,287	49,479	152,637	148,235

TOTAL OPERATING COSTS AND EXPENSES	520,652	580,268	1,658,957	1,735,439

INCOME (LOSS) FROM OPERATIONS	(269,756)	176,874	(1,175,598)	141,303
OTHER INCOME AND (EXPENSES)
Interest and dividend income, net	-	2,607	2,393	6,853
Loss on marketable securities	-	-	(24,010)	-
Recovery of bad debt	-	-	-	13,002
Gain (Loss) on change of derivative value	-	3,147	(1,529)	3,147
LOSS BEFORE TAXES	(269,756)	182,628	(1,198,744)	164,305
Income taxes	-	-	(10,850)	(12,849)
NET INCOME (LOSS)	$(269,756)	$182,628	$(1,209,594)	$151,456

Net income (loss) per share
Basic and diluted	$(0.00)	$0.00	$(0.01)	$0.00

Weighted average shares outstanding, basic and diluted	132,357,356	132,357,356	132,357,356	132,357,356

Condensed Statement of Comprehensive Income
Net Income (Loss)	$(269,756)	$182,628	$(1,209,594)	$151,456
Other comprehensive Income (Loss)
Unrealized gain (loss) on marketable securities	-	(7,746)	21,871	(6,626)
Comprehensive Income (Loss)	$(269,756)	$174,882	$(1,187,723)	$144,830

See the accompanying notes to consolidated unaudited financial statements.

POW! ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	September 30
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,209,594)	$151,456
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,381	10,950
Loss on sale of marketable securities	24,010	-
Loss on disposal of fixed assets	232	-
Changes in valuation of derivatives liability	1,529	(3,147)
Deferred rent	(7,910)	(11,153)
Change in assets and liabilities:
Accounts receivable	97,235	46,049
Other receivable	2,793	-
Prepaid expenses	(7,996)	(8,173)
Accounts payable and accrued expenses	137,046	148,901
Deferred compensation	(150,000)	(150,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,110,274)	184,883

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for trademarks	(1,100)	(700)
Purchase of marketable securities	(3,312)	(7,715)
Sale of marketable securities	240,583	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	236,171	(8,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	680,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	680,000	-

NET INCREASE (DECREASE) IN CASH	(194,103)	176,468
Cash and cash equivalents at beginning of period	382,266	583,044
Cash and cash equivalents at end of period	$188,163	$759,512

Supplemental disclosures of cash flow information:
Income taxes paid in cash	$10,850	$12,849

See the accompanying notes to consolidated unaudited financial statements.

POW! ENTERTAINMENT, INC

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.	The Company and Basis of Presentation

Business Activity and Organization—The Company is a Delaware corporation, incorporated on August 17, 1998. POW! Entertainment, Inc. ("POW", "Company", “we”) has the following subsidiaries: POW! Entertainment, LLC (the operating company), QED Productions, LLC, PFD, LLC, and an inactive Delaware corporation: Pharmelle, Inc.

We have prepared the Company’s accompanying consolidated unaudited financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended, or the Exchange Act and Article 8-03 of Regulation S-X promulgated under the Exchange Act. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, we have included all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation. Operating results for the three and nine months ended September 30, 2016 are not indicative of the results that may be expected for the fiscal year ending December 31, 2016. You should read these unaudited consolidated financial statements in conjunction with the audited financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2015.

Going Concern Qualifications

The Company's operation will be sustained through December 2016 by the promissory note from a party with which the Company has a joint venture and by $183,000 of revenue received for the show Lucky Man. For the nine months ended September 30, 2016, the Company had a net loss of $1,209,594 and has a negative working capital balance of approximately $5,300,000. Revenues fluctuate and are uncertain and these conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company is currently exploring various other sources of revenues, but there can be no assurances that we will be successful in finding other revenue streams sufficient to support our operational requirements and we may need to further scale back operations, defer executive salaries and reduce staff members. The financial statements for the three and nine months ended September 30, 2016 do not contain any adjustments to reflect future effects on the recoverability or classification of assets and liabilities that may result should we not able to continue as a going concern.

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

Property and Equipment—Property and equipment are stated at cost.  Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets over three to five years. Depreciation expense recorded for the three months ended September 30, 2016 and 2015 were $614 and $3,650, respectively. Depreciation expense recorded for the nine months ended September 30, 2016 and 2015 were $2,381 and $10,950, respectively.

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

The following table summarizes fair value measurements by level at September 30, 2016 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash	$188,163			$188,163
Letter of credit	$32,544			$32,544
Marketable securities	$283			$283
Derivatives liability			$4,908	$4,908

The table below sets forth a summary of changes in fair value of the Company’s Level III liabilities for the nine months ended September 30, 2016.

Balance as of December 31, 2015	$3,379
Change in Value	1,529
Balance as of September 30, 2016	$4,908

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

Marketable Securities consisted of $283 in cash and cash equivalents as of September 30, 2016.

Loss on Sale of Marketable Securities—The Company sold securities classified as available for sale with adjusted cost basis of $264,724 for net proceeds of $240,583 with a loss on sale totaling $24,010 during the nine months ended September 30, 2016. There was no sale of marketable securities during the nine months ended September 30, 2015.

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

Concentrations—The Company has two major customers that individually exceeded 10% of total revenue and accounted for 89.6% and 86.8% of total revenue for the three months ended September 30, 2016 and 2015, respectively.

For the nine months ended September 30, 2016, four major customers accounted for 91.8% and individually exceeded 10% of the total revenue. The Company has two major customers that individually exceeded 10% and accounted for 58.4% of the total revenue for the nine months ended September 30, 2015.

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

In August 2014, the FASB issued FASB ASU2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. FASB ASU 2014-15 changes to the disclosure of uncertainties about an entity’s ability to continue as a going concern. These changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. These changes become effective for the Company for the 2016 annual period. The adoption of this guidance is not expected to have a material impact on the consolidated Financial Statements. Subsequent to adoption, this guidance will need to be applied by management at the end of each annual period and interim period therein to determine what, if any, impact there will be on the consolidated financial statements in a given reporting period.

3.	Advances Payable

The contract with Silver Creek contained recoupable advance payments per annum of $550,000 for five years. The agreement ended December 31, 2014. The amounts were recorded by the Company as advances payable pursuant to the contractual clause in which the advances are recoupable by Silver Creek if at all from projects in development during the term of the agreement. As of September 30, 2016, cumulative advances received from Silver Creek were $4,196,667 and such amount remains unchanged. This amount was recoupable by Silver Creek solely from projects which were in development during the term of the agreement. At September 30, 2016, the Company had no projects “in development” under the agreement with Silver Creek, so no recoupment payments were owed.

4.	Deferred Compensation

Deferred compensation consists of accrued and unpaid salaries of executives, which will be paid as the Company increases its cash, over time, or by obtaining additional financing.   The balance at September 30, 2016 reflects payments made during the three months in the amount of $150,000.

5.	Related Party Transactions.

From time to time, Stan Lee has appeared and will continue to appear at certain events or projects for which both he and the Company receive payments. There were no fees paid to Mr. Lee or the Company during the nine months ended September 30, 2016. Both Mr. Lee and the Company were paid approximately $20,000 during the nine months ended September 30, 2015. The Company believes that his ability to appear at these events enhances the Company’s brand without additional costs to the Company.

For the nine months ended September 30, 2015, $13,002 was collected from the equity partner from Stan Lee Power Concerts (“SLPC”), which was previously written-off as bad debt.

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

A loss on change in derivative liability was recorded to reflect an increase of $1,529 for the nine months ended September 30, 2016. A gain on change in derivative liability was recorded to reflect a decrease of $3,147 for the nine months ended September 30, 2015.

The fair value of stock warrants and options at the date of grant and derivative liability were estimated using the Black-Scholes option-pricing model, based on the following assumptions:

	Nine Months Ended September 30,
	2016	2015
Risk-free interest rate	1.14%	1.37%
Expected life	1.25 years	2.25 years
Expected Volatility	313.87%	278.62%
Dividend yield	0.00%	0.00%

7.	Note Payable

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

Going Concern Qualifications

The Company's operation will be sustained through December 2016 by the promissory note from a party with which the Company has a joint venture and by $183,000 of revenue received for the show Lucky Man. For the nine months ended September 30, 2016, the Company had a net loss of $1,209,594 and has a negative working capital balance of approximately $5,300,000. Revenues fluctuate and are uncertain and these conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company is currently exploring various other sources of revenues, but there can be no assurances that we will be successful in finding other revenue streams sufficient to support our operational requirements and we may need to further scale back operations, defer executive salaries and reduce staff members. The financial statements for the three and nine months ended September 30, 2016 do not contain any adjustments to reflect future effects on the recoverability or classification of assets and liabilities that may result should we not able to continue as a going concern.

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

The Silver Creek Agreement provided for Silver Creek to pay the Company overhead allowance amounts equal to $700,000 per annum from 2010 through 2014, and an additional $550,000 per annum advance against certain future payments due from Silver Creek.  Silver Creek is entitled to recoup the $550,000 annual payments from proceeds of Company projects, which were in development during the term of the Silver Creek Agreement. At September 30, 2016, Silver Creek was entitled to $4,196,667 in recoupment payments. At September 30, 2016, the Company had no projects “in development” under the agreement with Silver Creek, so no recoupment payments were owed.

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

For Three Months Ended September 30, 2016 and 2015

The Company's revenues for the three months ended September 30, 2016 were $250,896, a decrease of $506,246 or 67% compared to the three months ended September 30, 2015. During the three months ended September 30, 2016, the Company received revenues for the show Lucky Man totaling $183,000 and from various other projects. Our new sources of revenue did not result in similar revenue streams compared to 2015 revenues. Project development revenues have fluctuated and are uncertain.

For the three months ended September 30, 2016, net loss was $269,756 compared to net income of $182,628 for the three months ended September 30, 2015.

Total operating costs decreased by $59,616, mainly due to decreases in wages and benefits and professional fees compared to prior year. Other expenses have been held constant compared to prior year.

For Nine Months Ended September 30, 2016 and 2015

The Company's revenues for the nine months ended September 30, 2016 were $483,359, a decrease of $1,393,383 or 74% compared to the nine months ended September 30, 2015. During the nine months ended September 30, 2016, the Company received revenues for the show Lucky Man and from various other projects. Our new sources of revenue did not result in similar revenue streams compared to 2015 revenues. Project development revenues have fluctuated and are uncertain.

For the nine months ended September 30, 2016, net loss was $1,209,594 compared to net income of $151,456 for the nine months ended September 30, 2015.

Total operating costs decreased by $76,483 mainly due to decreases in wages and benefits. Other expenses have been held constant compared to prior year.

Liquidity and Capital Resources

Historically, our liquidity and capital resources were provided principally through our agreement with Silver Creek Pictures. We have a deficiency in working capital of $5,321,764 and $3,985,553 as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, cumulative advances received from Silver Creek were $4,196,667 and such amount remains unchanged. This amount was recoupable by Silver Creek solely from projects which were in development during the term of the agreement. At September 30, 2016, the Company had no projects “in development” under the agreement with Silver Creek, so no recoupment payments were owed.

The Silver Creek agreement expired in December 2014 and the agreement was not extended. The Company is currently exploring various other sources of revenues, but there can be no assurances that we will be successful in finding other revenue streams sufficient to support our current operational requirements. During 2015 and 2016, the Company found various strategic new partners to develop new projects which resulted in the revenues received in 2015 and 2016. During the nine months ended September 30, 2016, the Company received revenues for the show Lucky Man totaling $183,000 and from various other projects. The revenue sources did not replace the Silver Creek agreement and were one-time revenue streams. The Company continues to search for new strategic partners.

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

Deferred compensation due to executives totaled $1,077,917 and $1,227,917 as of September 30, 2016 and December 31, 2015, respectively. During the nine months ended September 30, 2016, the Company paid down deferred compensation totaling $150,000.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of September 30, 2016.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 6—EXHIBITS

Exhibit No.	Exhibit Index	Method of Filing

3.1	Restated Certificate of Incorporation of POW! Entertainment, Inc., dated December 6, 2010	Incorporated by reference as Exhibit 3.1 to Form 10 filed December 10, 2010

3.2	By-Laws of POW! Entertainment Inc., as amended and restated effective June 11, 2012	Incorporated by reference as Exhibit 3.3 to Form 8-K filed June 14, 2012

4.1	Form of Warrant granted to the Stanley L. Compton, Trustee of the Compton Family Trust dated April 11, 1988	Incorporated by reference as Exhibit 4.1 to Form 10 filed December 10, 2010

4.2	Form of Warrant Agreement granting warrants to Arthur Lieberman and Stan Lee	Incorporated by reference as Exhibit 4.2 to Form 10 filed December 10, 2010

4.3	Amendment to Form of Warrant granted to The Stanley L. Compton, Trustee of the Compton Family Trust dated April 11, 1988	Incorporated by reference as Exhibit 4.3 to Form 10-K filed March 29, 2013

10.1	Overall Agreement Dated as of March 20, 2006 Between Silver Creek Pictures, Inc. and POW! Entertainment, Inc. For Services of Stan Lee (“Silver Creek Agreement”)	Incorporated by reference as Exhibit 10.1 to Form 10 filed December 10, 2010

10.2	Amendment Letter to Silver Creek Agreement, dated March 20, 2006	Incorporated by reference as Exhibit 10.2 to Form 10 filed December 10, 2010

10.3	Amendment Letter to Silver Creek Agreement, dated September 12, 2006	Incorporated by reference as Exhibit 10.3 to Form 10 filed December 10, 2010

10.4	Amendment Letter to Silver Creek Agreement, dated March 13, 2007 (“Second Amendment”)	Incorporated by reference as Exhibit 10.4 to Form 10 filed December 10, 2010

10.5	Amendment Letter to Silver Creek Agreement, dated September 10, 2007 (“Third Amendment”)	Incorporated by reference as Exhibit 10.5 to Form 10 filed December 10, 2010

10.6	Amendment Letter to Silver Creek Agreement, dated May 2, 2008 (“Fourth Amendment”)	Incorporated by reference as Exhibit 10.6 to Form 10 filed December 10, 2010

10.7	Amendment Letter to Silver Creek Agreement, dated December 18, 2009 (“Fifth Amendment”)	Incorporated by reference as Exhibit 10.7 to Form 10 filed December 10, 2010

10.8	Stock Purchase Agreement, dated December 31, 2009 by and between POW! Entertainment, Inc. and Catalyst Investments, LLC	Incorporated by reference as Exhibit 10.8 to Form 10 filed December 10, 2010

10.9	Letter Agreement between Catalyst and the Company dated December 31, 2009	Incorporated by reference as Exhibit 10.09 to Form 10 filed December 10, 2010

10.10	Employment Agreement-Stan Lee, dated as of January 1, 2010 between POW! Entertainment, Inc. and Stan Lee	Incorporated by reference as Exhibit 10.10 to Form 10 filed December 10, 2010

10.11	Employment Agreement-Champion, dated as of January 1, 2010 between POW! Entertainment, Inc. and Gill Champion	Incorporated by reference as Exhibit 10.11 to Form 10 filed December 10, 2010

10.12	Employment Agreement-Lieberman, dated as of January 1, 2010 between POW! Entertainment, Inc. and Arthur Lieberman	Incorporated by reference as Exhibit 10.12 to Form 10 filed December 10, 2010

10.13	Amended and Restated Deferred Compensation Payment Agreement dated as of November 22, 2010 by and among POW! Entertainment, Inc., Stan Lee and Arthur Lieberman	Incorporated by reference as Exhibit 10.13 to Form 10 filed December 10, 2010

10.14	Agreement, dated as of June 8, 2005 between Stanley L. Compton and POW! Entertainment, Inc.	Incorporated by reference as Exhibit 10.14 to Form 10 filed December 10, 2010

10.15	Agreement, dated as of September 9, 2010 between Cooper Global Communications and POW! Entertainment, Inc.	Incorporated by reference as Exhibit 10.15 to Form 10-K filed March 28, 2011

10.16	Amendment to Employment Agreements-Stan Lee, Dated December 1, 2011 and referred to in Exhibit 10.10	Incorporated by reference as Exhibit 10.16 to Form 10-K Filed March 23, 2012

10.17	Agreement, dated June 1, 2011 between POW! Entertainment and Bick Le	Incorporated by reference as Exhibit 10.17 to Form 10-Q filed August 4, 2011

10.18	Amendment to Employment Agreements-Gill Champion, dated December 1, 2011 and referred to in Exhibit 10.11	Incorporated by reference as Exhibit 10.18 to Form 10-K filed March 23, 2012

10.19	Amendment to Employment Agreements-Arthur Lieberman, dated December 1, 2011 and referred to in Exhibit 10.12	Incorporated by reference as Exhibit 10.19 to Form 10-K filed March 23, 2012

10.20	Indemnity Agreements dated December 2004	Incorporated by reference as Exhibit 10.20 to Form 10-K filed March 23, 2012

10.21	Agreement, dated June 11, 2012 between POW! Entertainment and Bick Le	Incorporated by reference as Exhibit 10.21 to Form 10-Q filed August 14, 2012

10.22	Promissory Note, dated April 12, 2016	Incorporated by reference as Exhibit 10.22 to Form 8-K filed April 16, 2016

Exhibit No.	Exhibit Index	Method of Filing
31.1	Certification by Chief Executive Officer	Filed herewith
31.2	Certification by Chief Financial Officer	Filed herewith
32.1	Section 1350 Certification by Principal Executive Officer	Filed herewith
32.2	Section 1350 Certification by Principal Financial Officer	Filed herewith
101.INS	XBRL Instance Document.	Filed herewith
101.SCH	XBRL Taxonomy Schema.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POW! Entertainment, Inc.

November 14, 2016	By:	/s/ GILL CHAMPION
Gill Champion
President and Chief Executive Officer
Principal Executive Officer

November 14, 2016	By:	/s/ BICK LE
Bick Le
Principal Financial Officer